Form 10-K405
period 2000-01-01
DOANE PET CARE ENTERPRISES INC
filed 2000-03-31
CIK 1067683

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-27818

                             DOANE PET CARE COMPANY

             (Exact Name of Registrant as Specified in Its Charter)

        DELAWARE                                                43-1350515
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)

                       210 WESTWOOD PLACE SOUTH, SUITE 400
                               BRENTWOOD, TN 37027
           (Address of Principal Executive Office, Including Zip Code)

                                 (615) 373-7774
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 2000, registrant had outstanding 1,000 shares of common stock.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business ...........................................................................    1

Item 2.   Properties..........................................................................   13

Item 3.   Legal Proceedings...................................................................   14

Item 4.   Submissions of Matters to a Vote of Security Holders................................   14


                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters................   14

Item 6.   Selected Financial Data.............................................................   14

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations.......................................................................   17

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........................   22

Item 8.   Financial Statements and Supplementary Data.........................................   23

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................................   23

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................................   23

Item 11.  Executive Compensation..............................................................   26

Item 12.  Security Ownership of Certain Beneficial Owners and Management......................   30

Item 13.  Certain Relationships and Related Transactions......................................   32

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K...................   34

Signatures....................................................................................   38

Financial Information................................................................Appendix   F-1

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

     Doane Pet Care Enterprises, Inc., our parent corporation, was formed in 1995 by a group of investors led by Summit Capital, Inc. ("SCI"), DLJ Merchant Banking Partners, L.P. ("DLJMB"), Chase Manhattan Investment Holdings, Inc. ("CMIHI") and certain members of existing management to acquire Doane Pet Care Company ("Doane"), formerly known as Doane Products Company. Our parent has no other material assets or activities other than the ownership of our common stock. During 1998 and 1999, we expanded our pet food business through the following acquisitions:

     Ipes Acquisition. In April 1998, we acquired Ipes Iberica, S.A. ("Ipes") for $26.2 million, net of cash purchased of $1.9 million, and the assumption of indebtedness of $1.9 million. Ipes is a private label pet food manufacturer located in Spain.

     Windy Hill Acquisition. In August 1998, our parent acquired Windy Hill Pet Food Holdings, Inc. ("Holdings") for approximately 6.4 million shares of its common stock and the assumption of $183.5 million of indebtedness. Windy Hill Pet Food Company, Inc. ("Windy Hill"), a wholly owned subsidiary of Holdings, was merged with us in November 1998 in connection with the Refinancing Transactions. See "Exchange Offer and Refinancing Transactions." This acquisition was accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed.

     Windy Hill was a manufacturer of dry pet food products headquartered in Tennessee. Windy Hill was formed in February 1995 by a group of investors led by Dartford Partnership, L.L.C. ("Dartford") to acquire substantially all of the assets and liabilities of the pet food division of Martha White Foods, Inc. for $21.0 million. Windy Hill made several acquisitions prior to its merger with us. In April 1996, Windy Hill acquired the assets and liabilities associated with certain pet food product lines of Heinz Inc. for a purchase price of $52.5 million. In May 1997, Windy Hill acquired Hubbard Milling Company for a purchase price of $81.1 million, net of proceeds on the disposition of the animal feed division of $50.0 million. In February 1998, Windy Hill acquired all of the assets of the AGP pet food division of Consolidated Nutrition, L.C. for a purchase price of approximately $12.4 million. In April 1998, Windy Hill acquired certain pet food assets and certain liabilities associated with the NuPet Division of Nulaid Foods, Inc. for a purchase price of approximately $3.1 million. In June 1998, Windy Hill acquired Deep Run Packing Company, Inc., a manufacturer of wet (canned) pet food, for a purchase price of approximately $16.4 million.

     DIPP Acquisition. In July 1999, we acquired a 50% interest in the business of North American Pet Products, Inc., a privately held international pet food distribution and brokerage company. The purchase price was $0.8 million in cash and 40,000 shares of our parent's common stock. The jointly owned business has operated under the name Doane International Pet Products LLC ("DIPP") since the acquisition and will be our exclusive distributor of Doane manufactured products, as well as DIPP's existing product lines, in the Asian and Latin American markets. Our investment in DIPP is being accounted for under the equity method.

     Caldwell Acquisition. In August 1999, we terminated our joint venture agreement associated with the manufacturing operations of a pet food plant in Caldwell, Idaho. Upon termination, we assumed control of 100% of the pet food operations at the facility.

     Larkshall Acquisition. In October 1999, we acquired all of the assets of the Larkshall Extrusions ("Larkshall") division of Buxted Chicken Limited for $5.0 million in cash. Larkshall is a manufacturer of a complete range of dry pet food located in England. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired.

RECENT DEVELOPMENTS

     Arovit Acquisition. In March 2000, we signed a share purchase agreement to acquire A/S Arovit Petfood ("Arovit") headquartered in Esbjerg, Denmark for approximately DKK 1.2 billion (approximately U.S. $156 million) and will assume indebtedness, net of cash, of approximately DKK 64 million (approximately U.S. $8 million). Arovit manufactures and sells a full range of pet food products, throughout Europe, for dogs and cats, including wet, dry and treats, primarily through private label programs. We intend to finance this acquisition through our credit facilities. Completion of the transaction is subject to certain conditions, including financing.

     Menu Acquisition. In January 2000, we signed a letter of intent to purchase Menu Foods Limited ("Menu"). Menu is a supplier of wet private label pet food in North America.

EXCHANGE OFFER AND REFINANCING TRANSACTIONS

     In November 1998, we refinanced our capital structure in connection with the Windy Hill merger as follows (collectively the "Refinancing Transactions"):

     -- We completed a cash tender offer for approximately $97.0 million principal amount of our 10 5/8% Senior Notes due 2006;

     -- Windy Hill completed a cash tender offer for $46.0 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007, which tender offer was required by a change of control provision in the indenture governing such Notes;

     -- We completed an exchange offer of $150.0 million principal amount of our 9 3/4% Senior Subordinated Notes due 2007 for the remaining approximately $63.0 million principal amount of our 10 5/8% Senior Notes due 2006 and the remaining approximately $74.0 million principal amount of Windy Hill's 9 3/4% Senior Subordinated Notes due 2007; and

     -- We entered into a new Senior Credit Facility with a syndicate of financial institutions providing for total commitments of $345.0 million. We borrowed $292.0 million under the Senior Credit Facility to fund the cash requirements of the Refinancing Transactions, repay borrowings under and retire our previous credit facilities, repay other debt and repay bridge financing costs incurred in connection with the tender offer for Windy Hill's 9 3/4% Senior Subordinated Notes due 2007.

GENERAL

     We are a leading manufacturer of dry pet food in the United States and the largest global provider of private label pet food. We manufacture products for store brands owned by retail customers, also known as private labels, manufacture products under contract for national branded pet food companies and produce and sell products under regional brands owned by us.

     We offer a full line of pet food products for dogs and cats, including both dry and wet food, treats and biscuits, to retailers of all types. Our products are manufactured to meet customer specifications across all retail channels and price points, from super premium to value products. Accordingly, we manufacture store brands for over 350 customers in the United States, including the three largest mass merchandisers, the five largest grocery store chains and the two largest national pet specialty retailers. We also manufacture dry pet food and treats for five of the six largest national branded pet food companies through co-manufacturing arrangements pursuant to which we produce, package and ship a portion of those companies' products.

     We have the most extensive manufacturing and distribution network in the industry, providing us with certain operational, cost and competitive advantages. We manufacture and distribute our products through 33 combination manufacturing and distribution facilities in the United States and Europe and nine additional product distribution centers in the United States. The number and strategic locations of our facilities reduce distribution expenses, which represent a meaningful portion of the delivered cost of pet food due to its bulk and weight relative to its selling price. Our distribution network can further reduce expenses by enabling certain of our customers to bypass their distribution centers and to have us deliver our products directly to their stores.

     From 1995 to 1998, we increased internal sales volume at a compound annual growth rate of 9.3%, exclusive of acquisitions. In 1999, our internal sales volume decreased by 6.6% because we elected to cede certain low margin sales to provide opportunities for the growth of more profitable product lines. We believe our sales growth is primarily due to an increase in consumer acceptance of store brands versus national brands. In addition, we have been the primary supplier of store brand pet food to WalMart Stores, Inc. since 1970 and its Sam's Club division since 1990 (collectively "Wal*Mart"). We manufacture and distribute, under our direct delivery program, a variety of products for Wal*Mart including its store brand, Ol' Roy, which is the largest selling brand of dry pet food in the United States by volume. Sales of store brand products to Wal*Mart accounted for approximately 37% of our pro forma 1998 net sales and approximately 43% of our actual net sales in 1999.

PRODUCTS AND SERVICES

     We provide our customers with comprehensive pet food category management services designed to expand each customer's pet food product lines and to improve the category's profitability. Category management services include:

     --   product development and testing;

     --   packaging design services; and

     -- assistance in formulating pricing and marketing strategies in connection with our customers' store brand programs.

     Our store brand program involves the formulation and supply of a wide variety of high quality pet food products, including dry, wet, semi-moist, soft dry, soft treats and dog biscuits, that are comparable in quality to, but lower in cost than, competing branded pet food products. For our national branded customers, we manufacture dry pet food, treats and dog biscuits that meet those customers' specifications and quality standards. Our regional brands are used for economy priced products that are generally marketed as a complement to our customers' store brand programs. Accordingly, we are a single source supplier to our customers for store brands, regional brands and certain co-manufactured national brands. Furthermore, we are able to ship all such product offerings together, which provides our customers with the ability to obtain a substantial portion of their pet food requirements from one supplier.

     We manufacture dry pet food under approximately 350 store brands, including Canine Club, Retriever, Dura Life, NutraCare, Hy Vee, Ol' Roy, Exceed, Maxximum Nutrition, Remarkable, Pathmark, Pet Club, PMI-Nutrition and Special Kitty. Our regional brands include Kozy Kitten(R), G. Whiskers(R), Trail Blazer(R), and Tuffy's(R), and allow our customers to broaden their product offerings. We also have Bonkers(R) and Pet Lovers(TM) branded treats available for our retailers.

     In addition to our manufactured pet food products, we sell products manufactured by third parties and maintain an in-house engineering services group. A description of each of our product lines and the services provided by our engineering services group is set forth below:

     Dry Pet Food. We are a leading manufacturer of dry pet food in the United States. We produce, market and distribute a wide selection of high quality dry pet food products, predominately for dogs and cats. The dog food product line includes high protein, chunk style, premium blended, puppy food, gravy style products and super premium meat inclusion technology.

     Biscuits and Treats. We are the largest manufacturer of dog biscuits in the United States and a leading supplier of soft treats. Biscuits undergo a different manufacturing process from dry pet food that primarily involves baking rather than the use of extruders.

     Wet, Semi-Moist and Soft Dry. These products are distinguishable from dry pet food based on their higher moisture levels, the manufacturing technology used to process such products and their higher packaging costs.

     Non-Manufactured Products. We sell certain non-manufactured products including cat litter and pet treats that have been produced by third parties. These items are received into our manufacturing facilities and warehouses and are aggregated with our manufactured products into truckload quantities for combined shipment to certain customers. We provide this service to our customers as a part of our direct delivery program and receive a handling fee from them for this service.

     Engineering Services Group. Our engineering services group designs and builds extruders, conveyors, dryers and other parts and equipment, including replacement parts, for our pet food manufacturing facilities and for third parties. The engineering services group has repair staff who are available to service and repair machinery and equipment at our production facilities, giving us the ability to make timely repairs and minimize downtime. Our in-house engineers generally design and supervise plant construction, thereby reducing plant construction costs and ensuring consistency in manufacturing processes and quality control. We believe our engineering services group provides us with services at a lower cost and more efficiently than we can obtain from third parties.

SEASONALITY OF PET FOOD

     Our sales are somewhat seasonal. We typically experience an increase in net sales during the first and fourth quarters of each year, as is typical in the pet food industry. The seasonality of the pet food business is generally attributable to cooler weather, which results in increased dog food consumption.

SALES AND DISTRIBUTION

     Our direct sales force seeks new customers and works directly with mass merchandisers, membership clubs, farm and feed stores, specialty pet stores and grocery store chains. We also use independent food brokers. We generate new business through the expansion of our product lines and the development of new marketing programs to existing customers.

     Most of our products are distributed utilizing our customers' transportation networks. Several of our largest customers utilize us as a just-in-time supplier and maintain trailers at our manufacturing and distribution facilities. The trailers are loaded and shipped either directly to individual stores or to customers' distribution centers. Those customers that allow us to ship products directly from our manufacturing facilities to their retail outlets are able to reduce their inventory, freight and handling costs by avoiding shipment to their distribution centers. Those customers that use their own transportation fleet are able to utilize their trucks that would otherwise be empty to backhaul a load of pet food on return to their distribution center or directly to another store. Our ability to ship directly to certain of our customers is a key consideration in locating our manufacturing facilities and is a significant competitive advantage.

     Our customers that do not utilize their own transportation fleet either arrange their own transportation or have us arrange transportation on a contract basis through common carriers. We do not own or operate any transportation equipment.

     We are capable of providing vendor managed inventory services to certain key customers for both direct store and warehouse deliveries. These services allow us to communicate on-line with our customers' inventory management systems, evaluate their inventory levels and place orders on their behalf to meet their just-in-time inventory requirements or to maintain their optimum inventory levels. The benefits to our customers of vendor managed inventory services include shorter lead-time requirements, higher inventory turns and reduced out-of-stock positions.

CUSTOMERS

     We manufacture store brands for over 350 customers. Store brand customers include mass merchandisers, such as Wal*Mart and Costco, specialty pet stores, such as PetsMart, and grocery store chains, such as Safeway, Food Lion, Kroger, Publix, Albertson's, Royal Ahold and Lucky's. In addition, we manufacture products for farm and feed stores, including Tractor Supply and Purina Mills, and national branded pet food companies such as Iams, Heinz, Kal-Kan, Hill's Pet Nutrition and Nestle.

     For the fiscal year ended January 1, 2000, sales of store brand products to Wal*Mart accounted for 43% of our net sales. We have been the primary supplier of private label dry pet food products to WalMart Stores, Inc. since 1970 and to its Sam's Club division since 1990. We utilize a computerized order and distribution system to ship product directly to substantially all domestic Wal*Mart stores, a majority of which are located within 250 miles of one of our facilities. This direct delivery program, which reduces customer inventory, handling and warehouse expenses, is enhanced by the number and strategic locations of our facilities. We also offer direct delivery programs and electronic data interchange systems to other customers who see these services as beneficial.

COMPETITION

     The pet food industry is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than us. Store brand pet food products manufactured by us and sold by our customers compete for shelf space with national branded pet food products on the basis of quality and price. In addition, certain national branded manufacturers also manufacture store brands. National branded products compete principally through advertising to create brand awareness and loyalty. We experience some price competition from national branded products. To the extent significant price competition from national branded products exists or the national branded manufacturers significantly increase their store brand presence, our operating results and cash flow could be adversely affected. We also compete with regional branded manufacturers and other store brand manufacturers.

     We believe we differentiate our company from the national branded pet food manufacturers by offering comparable products at lower prices, which provides retailers with the opportunity to increase profitability from pet food sales. In addition, we believe we differentiate our company from other store brand pet food manufacturers by offering higher quality products, national production and distribution capabilities and a reputation for increasing customers' store brand pet food sales.

RAW MATERIALS AND PACKAGING

     The principal raw materials required for our manufacturing operations are bulk commodity grains and foodstocks, including corn, soybean meal, wheat middlings, meat and bone meal, and corn gluten meal. We generally purchase raw materials one to three months in advance. We purchase the raw material requirements of each of our manufacturing facilities locally due to the high freight costs of transporting bulk commodity products. As a result, raw material costs may vary substantially among manufacturing facilities due to local supply and demand and varying freight costs. Raw materials are generally purchased from large national commodity companies and local grain cooperatives. We do not maintain long-term contracts with any of our suppliers; however, we believe that alternative suppliers are readily available.

     We manage the price risk created by market fluctuations by using derivative instruments for portions of our primary commodity products purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. See Item 7A -- "Quantitative and Qualitative Disclosures about Market Risk."

     Packaging is a material component of our raw material costs. We have five main suppliers of packaging and believe that additional packaging suppliers are readily available. A majority of our requirements are not covered by long-term contracts with any of our packaging suppliers.

     We generally price our pet food products based on the costs of raw materials, packaging and certain other costs plus a conversion charge, which includes a profit factor. We periodically adjust our prices based on fluctuations in raw material and packaging costs. There can be no assurance that future selling price increases will be obtainable with our customers in the event of increased raw material costs. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Inflation and Changes in Prices."

RESEARCH AND DEVELOPMENT

     Our research and development department consists of a staff of chemists and nutritionists, a central laboratory used for research and development and laboratories at each of our production facilities used for quality control. We continuously develop new products. Our research and development department formulates the mix, comprised of raw materials and vitamins and minerals, and tests the nutritional content of new products. Independent commercial kennels and catteries are used for comparison taste tests with national branded products to ensure digestibility and palatability as well as to substantiate the nutritional content of new products.

     Quality control is an integral part of our research and development. We maintain a program for testing raw materials to ensure nutritional adequacy and to screen for the presence of bacteria and other harmful substances. We continuously test pet food production at each of our plants by analyzing the finished pet food product against formulas and regulatory requirements. Packaging is inspected to ensure print quality, proper dimensions and compliance with labeling regulations.

ENVIRONMENTAL, REGULATORY AND SAFETY MATTERS

     We are subject to a broad range of federal, state, local and foreign environmental laws and regulations, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes, and the remediation of contamination arising from spills and releases. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, permit revocation and modification as well as, in certain instances, the issuance of injunctions. Aside from costs associated with the product recall discussed below, we have not been subject to any material environmental liabilities and compliance of our business and operations with environmental laws and regulations has not had a material adverse effect on our capital expenditures, earnings, or competitive position. Environmental laws and regulations have changed substantially in recent years and we believe the trend of more expansive and more strict environmental legislation and regulations will continue. While we believe we are in substantial compliance with applicable environmental, safety and public health laws, there can be no assurance that additional costs for compliance will not be incurred in the future or such costs will not be material.

     Our business involves the use of aboveground and underground storage tanks. Under applicable laws and regulations, we are responsible for the proper use, maintenance and abandonment of regulated storage tanks that we own or operate and for remediation of subsurface soils and groundwater impacted by releases from such existing or abandoned aboveground or underground storage tanks.

     We are also subject to laws and regulations governing remediation, recycling, or disposal. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA or the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered statutorily responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of a facility where a hazardous substance release occurred and companies that disposed or arranged for the disposal of hazardous substances. Persons who are or were responsible for the releases of hazardous substances under

CERCLA may be subject to joint, several and retroactive liability for the costs of environmental response measures.

     We currently own or lease, and in connection with our acquisition program, will in the future own or lease properties that, in some instances, have been used for pet food manufacturing or feed mill operations for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, in some locations environmentally sensitive materials were spilled or released on or under the properties owned or leased by us or on or under other locations where such materials were taken for disposal. In addition, many of these properties have been operated by third parties whose use, handling and disposal of such environmentally sensitive materials or similar wastes were not under our control. These properties and the waste materials spilled, released or otherwise found thereon may be subject to CERCLA, the federal Resource Conservation and Recovery Act, and analogous state laws. Under such laws, we have been required to remove or remediate previously spilled or released waste materials (including such materials spilled or released by prior owners or operators), or property contamination (including groundwater contamination caused by prior owners or operators), or to perform monitoring or remedial activities to prevent future contamination (including releases from underground storage tanks or aboveground bulk petroleum storage facilities). Moreover, some of our manufacturing facilities are located within industrial areas. It is possible that in the future additional environmental response costs may be required for existing sites, as well as any additional sites, that may be identified. In the past, nearby industries have suffered releases of hazardous substances to the environment that are the subject of CERCLA investigations. It is possible that these neighboring environmental activities may have impacted some of our properties. We have not been advised, nor do we expect to be advised, by any environmental agency that we are considered a potentially responsible party for the neighboring environmental conditions, and we have no reason to believe that such conditions would have a material adverse effect on our company.

     We are also subject to the federal Clean Water Act and analogous state laws relating to the discharge of pollutants to state waters and waters of the United States. Local sewerage authorities also have established regulations governing connections to and discharges into their sewer systems and treatment plants. Pursuant to these laws and regulations, we are required to obtain permits at a number of our facilities for the discharge of our wastewater. From time to time, we are required to make capital improvements at certain of our facilities to assure compliance with regulatory and permit conditions relating to our wastewaters discharged offsite. Failure to comply with these laws, regulations and permit conditions may result in the imposition of administrative, civil and criminal penalties. We believe that our operations are in substantial compliance with the Clean Water Act and analogous state and local requirements, and that the installation of any wastewater discharge capital improvements will not have a material adverse affect on our operations or financial position.

     Our operations are subject to the federal, state and local requirements pertaining to air emissions. We may be required from time to time to install air emission control or odor control devices to satisfy applicable air requirements. We are installing a bio-filtration system at one of our facilities. We do not expect the installation of such system to have a material adverse impact on our operations or financial position. It is possible that in the future additional air control devices may be installed at other facilities of ours as deemed necessary to satisfy existing or future requirements.

     The manufacturing and marketing of our products are subject to regulation by federal regulatory agencies, including the Occupational Safety and Health Administration, the Food and Drug Administration and the U.S. Department of Agriculture, and by various state and local authorities. The Food and Drug Administration also regulates the labeling of our products. Substantial administrative, civil and criminal penalties may be imposed for violations of Occupational Safety and Health Administration, Food and Drug Administration, and Department of Agriculture regulations and violations may be restrained through injunction proceedings. We procure and maintain the necessary permits and licenses to operate our facilities and consider our company to be in material compliance with applicable Occupational Safety and Health Administration, Food and Drug Administration and Department of Agriculture requirements.

     On October 30, 1998, we initiated a product recall for certain dry dog food manufactured at our Temple, Texas plant. The recall covered dry dog food manufactured at our Temple plant between July 1 and August 31, 1998 and did not apply to dry dog food manufactured at other plants or to our dry cat food, biscuits, treats or canned products. We recorded a $3.0 million product recall charge in the fourth quarter of fiscal 1998.

     We believe our operations are in material compliance with environmental, safety and other regulatory requirements; however, we cannot assure you those requirements will not change in the future or we will not incur significant costs in the future to comply with those requirements, to effect future recalls or in connection with the effect of these matters on our business.

     Our pet food operations outside the United States are potentially subject to similar foreign governmental controls and restrictions pertaining to the environment. We believe that compliance with existing requirements of those governmental bodies has not had a material adverse effect on our operations.

TRADEMARKS

     Certain of our brands are protected by trademark registrations in the United States and in certain foreign markets. We believe that our registered trademarks are adequate to protect such brand names.

EMPLOYEES

     As of January 31, 2000, we had approximately 2,286 employees, of whom approximately 274 were management and administrative personnel and approximately 2,012 were manufacturing personnel. Of this number, 415 employees in four of our plants are represented by labor unions. The collective bargaining agreement with respect to the Birmingham, Alabama plant covers 109 employees and expires on January 20, 2001. The collective bargaining agreement with the Joplin, Missouri plant covers 216 employees and expires on January 31, 2003. The collective bargaining agreement with the Muscatine, Iowa plant covers 66 employees and expires on December 4, 2003. The collective bargaining agreement with respect to the NuPet plant in Ripon, California covers 24 employees and expires in October 2000, subject to renewal for subsequent one year terms. We consider our relations with our employees to be satisfactory.

FORWARD-LOOKING STATEMENTS

     Certain of the statements set forth under Item 1 -- "Business" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements:

     -- address activities, events or developments that we expect, believe, anticipate or estimate will or may occur in the future;

     -- are based on certain assumptions and analyses that we have made and we believe are reasonable; and

     -- are based on various risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by us from time to time, changes in laws or regulations and other factors, many of which are beyond our control.

     Any of these factors, or any combination of these factors, could materially affect our future results of operations and whether our forward-looking statements ultimately prove to be accurate. Additional important factors that could cause our actual results to differ materially from our expectations are disclosed below. See "Risk Factors." These forward-looking statements are not guarantees of our future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements.

RISK FACTORS

We are a highly leveraged company.

     At January 1, 2000, we had approximately $427.9 million in aggregate principal amount of outstanding indebtedness, excluding trade payables and other accrued liabilities. Subject to the restrictions in our senior credit facility and the indenture governing our senior subordinated notes, we may incur additional indebtedness from time to time to finance working capital, capital expenditures, acquisitions or for other purposes.

     We will need to increase our debt significantly for the Arovit and Menu acquisitions and possibly for additional future acquisitions or development activities. Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon our future performance, which will be subject to general economic conditions and to financial, business and other factors affecting our operations. Many of these factors are beyond our control. If we are unable to generate sufficient cash flows from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. We cannot assure you that we would be able to take any of these actions on a timely basis or on satisfactory terms or that these actions would enable us to continue to satisfy our capital requirements. The terms of our indebtedness, including the senior credit facility and the indenture governing our senior subordinated notes, also may prohibit us from taking these actions.

Our debt agreements limit certain business activities.

     Our senior credit facility and the indenture governing our senior subordinated notes limit our ability to:

     --   incur additional indebtedness;

     --   incur liens;

     --   pay dividends or make certain other restricted payments;

     --   sell certain assets;

     --   enter into certain transactions with affiliates;

     --   merge or consolidate with any other person; or

     --   dispose of substantially all of our assets.

     The senior credit facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to meet the financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet the tests. In connection with the senior credit facility, we pledged substantially all of our assets as collateral to secure our indebtedness. Upon the occurrence of an event of default under the senior credit facility, our lenders could declare all amounts outstanding under the senior credit facility to be immediately due and payable. If we were unable to repay those amounts, the lenders have the right to foreclose upon the collateral securing the senior credit facility. If the lenders foreclose on the collateral, we cannot assure you that our assets would be sufficient to repay our debt in full. These restrictions could limit our ability to obtain future financings or restrict other corporate activities.

The senior subordinated notes are subordinated in right of payment to all of our existing and future senior indebtedness.

     The senior subordinated notes are general unsecured obligations of our company and subordinated in the right of payment to all of our existing and future senior indebtedness, including all indebtedness under the senior credit facility. As of January 1, 2000, we had approximately $257.7 million of senior indebtedness outstanding. As a result of the subordination, the holders of any senior indebtedness must be paid in full before the holders of the senior subordinated notes in the event of the insolvency, liquidation, reorganization, dissolution or other winding-up of our company or upon a default in payment with respect to, or the acceleration of, any senior indebtedness. If we incur any additional debt that is on an equal basis with the senior subordinated notes, the holders of that debt would be entitled to share on an equal basis with the holders of the senior subordinated notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. This may have the effect of reducing the amount of proceeds paid to holders of the senior subordinated notes. In addition, we cannot make cash payments with respect to the senior subordinated notes during a payment default with respect to senior indebtedness and, under certain circumstances, no payments may be made with respect to the principal of, and premium, if any, on the senior subordinated notes for a period of up to 179 days if a non-payment default exists with respect to senior indebtedness.

We may be unable to repurchase the senior subordinated notes upon a change of control.

     If a change in control of our company occurs, we are required to offer to purchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase. We will use our available cash or cash generated from operations or other sources to fund any required repurchases of senior subordinated notes. However, we cannot assure you that sufficient funds will be available at the time of any change of control to make any required repurchases of the senior subordinated notes.

     In addition, the senior credit facility will prohibit us from purchasing the senior subordinated notes, except in certain limited amounts, and will also provide that certain change of control events will constitute a default under the senior credit facility. Any future credit agreements or other agreements relating to senior indebtedness that we enter into may contain similar restrictions and provisions. In the event a change of control occurs at a time when we are prohibited from purchasing the senior subordinated notes, we could seek the consent of our lenders to the purchase of the senior subordinated notes or attempt to refinance the borrowings that contain the prohibition. If we do not obtain the consent or repay the borrowings, we will remain prohibited from purchasing the senior subordinated notes by the holder of the relevant senior indebtedness. In that case, our failure to purchase the tendered senior subordinated notes would constitute an event of default under the indenture governing the senior subordinated notes, which would, in turn, constitute a default under the senior credit facility and could constitute a default under other senior indebtedness. In those circumstances, the subordination provisions in the indenture governing the senior subordinated notes would likely restrict payments by us to the holders of the senior subordinated notes.

We depend on one of our customers.

     Sales to Wal*Mart accounted for approximately 61%, 52% and 48% of our net sales for the years ended December 31, 1997 and 1998 and January 1, 2000, respectively. For the year ended January 1, 2000, sales of store brand products to Wal*Mart accounted for approximately 43% of our net sales. We do not have a long-term contract with Wal*Mart or any other customer. A significant decrease in business from Wal*Mart would have a material adverse effect on our results of operations, financial condition and cash flows. In addition, our results of operations would be negatively impacted to the extent that Wal*Mart is unable to make payments on outstanding accounts receivable.

Increases in the costs of raw materials and packaging could affect our results of operations.

     Our financial results depend to a large extent on the costs of raw materials and packaging and our ability to pass along increases in these costs to our customers. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices have resulted from changes in supply and demand, general economic conditions and other factors. If there are any increases in raw materials costs, we would be required to increase sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw material costs or of whether any price increases implemented by us may affect the volumes of future shipments. Although we manage the price risk created by market fluctuations by using derivative instruments for portions of our primary commodity products purchases, we cannot assure you our results of operations will not be exposed to volatility in the commodity markets.

Volatility in the commodity markets could affect our results of operations.

     We manage price risk created by market fluctuations by using derivative instruments for portions of our primary commodity product purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity.

     Our policy does not permit speculative commodity trading. Effective January 1, 1999, our commodity derivative instruments were measured at fair value in our consolidated financial statements under Statement on Financial Accounting Standards No. 133, Accounting for Derivative and Hedging Activities, (SFAS 133). We cannot assure you that our results of operations will not be exposed to volatility in the commodity markets.

Our acquisition strategy includes various risks.

     Our acquisition strategy is based on identifying and acquiring businesses engaged in manufacturing and distributing pet food products in markets where we currently do not operate or businesses with products that would complement our product mix. We will evaluate specific acquisition opportunities based on prevailing market and economic conditions. Our lack of experience in new markets we may enter through future acquisitions could have an adverse effect on our results of operations and financial condition. Acquisitions may require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management time and resources, increases in administrative costs, potential loss of key employees of the acquired company and additional costs associated with debt or equity financing. Any future acquisitions that we make could have an adverse effect on our results of operations. We may encounter increased competition for acquisitions in the future, which could result in acquisition prices we do not consider acceptable. We cannot assure you that we will have sufficient available capital resources to execute our acquisition strategy. We cannot assure you that we will find suitable acquisition candidates at acceptable prices or succeed in integrating any acquired business into our existing business or in retaining key customers of acquired businesses. Our operating results and financial condition could be materially and adversely affected if any of the following occur:

     -- the expected operating efficiencies from the acquisitions do not materialize;

     --   we fail to integrate the acquisitions into our existing operations;
          and

     --   the costs of the acquisition integrations exceed expectations.

The amount of goodwill and other intangible assets we have recorded from our acquisitions may not be realized.

     We had an aggregate $298.5 million of net goodwill and other intangible assets on our consolidated balance sheets as of January 1, 2000. Goodwill has been recorded under purchase accounting to represent the excess of the amount paid over the book value of the assets acquired. Other intangibles include trademarks and miscellaneous intangible assets such as acquisition costs. We cannot assure you that the amount of the goodwill and other intangible assets equivalent to the value of those assets will be realized by us in the future. Goodwill and other intangible assets represented 43% of our total assets as of January 1, 2000. We are amortizing our goodwill over 40 years, trademarks over 30 years and miscellaneous intangible assets over four to five years. We cannot assure you these amortization rates approximate the time period over which these businesses and assets will be valuable to us. Our earnings in future periods would be reduced if the amortization periods were shortened or the amount of goodwill or other intangible assets were to be written off prior to amortization.

Our business is competitive.

     The pet food industry is highly competitive. The companies that produce and market the major national branded pet foods are national or international conglomerates that are substantially larger than us and possess significantly greater financial and marketing resources than us. Store brand pet food products manufactured by us and sold by our customers compete for shelf space with national branded pet food products on the basis of quality and price. In addition, certain national branded manufacturers also manufacture store brands. National branded products compete principally through advertising to create brand awareness and loyalty. We experience some price competition from national branded products. To the extent significant price competition from national branded products exists or the national branded manufacturers significantly increase their store brand presence, our operating results and cash flows could be adversely affected. We also compete with regional branded manufacturers and other store brand manufacturers.

Risks of conducting international operations; our business could be affected by currency fluctuations.

     We operate a portion of our business and market products internationally, and we plan to increase our international marketing and business activities. We are, therefore, subject to and will increasingly become subject to, the risks customarily attendant to international operations and investments in foreign countries. These risks include nationalization, expropriation, war and civil disturbance, restrictive action by local governments, limitation on repatriation of earnings, change in foreign tax laws and change in currency exchange rates, any of which could have an adverse effect on our operations in foreign countries. Interruption of our international operations could have a material adverse effect on our financial condition and results of operations.

The boards of directors of Doane Pet Care Enterprises, Inc. and Doane are controlled by certain stockholders.

     Our parent is a holding company with no operations. We are its sole operating subsidiary. In connection with the acquisition of Windy Hill, Doane, Summit/DPC Partners, L.P. ("Summit"), SCI, CMIHI and an affiliate thereof, DLJMB and certain of its affiliates, all of Windy Hill's former stockholders and certain other stockholders of Doane Pet Care Enterprises, Inc. entered into an investors' agreement. The investors' agreement provides that the boards of directors of Doane Pet Care Enterprise's Inc. and Doane will consist of eight members, one being the chief executive officer of Doane Pet Care Enterprises, Inc. Other than the chief executive officer, certain of the remaining seven directors will be designated by one or a combination of the parties listed above, subject to certain percentage ownership requirements. Through their control of the boards of directors of Doane Pet Care Enterprises, Inc. and Doane, certain of the parties listed above will be in a position to control the policies, management and affairs of Doane and to effectively prevent or cause a change in control of Doane. None of the parties listed above who have the right to designate individuals to the boards of directors of Doane Pet Care Enterprises, Inc. and Doane will have that right if its percentage ownership of common stock of Doane Pet Care Enterprises, Inc. is reduced below 5%.

We depend upon certain key personnel.

     Our success depends in part upon the continued services of our highly skilled personnel involved in management, production and distribution, and, in particular, upon the efforts and abilities of our executive management group. If we lose the service of any of the members of our executive management group, the loss could have a material adverse effect on our business, financial condition and results of operations. We have entered into employment agreements with members of our executive management group. We do not have key person life insurance covering any of our employees. Our success also depends upon our ability to attract and retain additional highly qualified employees.

We are subject to environmental, safety and other regulations.

     We are subject to a broad range of federal, state, local and foreign laws and regulations intended to protect the public health and the environment, including those governing discharges to the air and water, the storage of petroleum substances and chemicals, the handling and disposal of solid or hazardous wastes and the remediation of contamination associated with releases of wastes or hazardous substances. We are also subject to regulation by the Occupational Safety and Health Administration, the Food and Drug Administration and the U.S. Department of Agriculture and by various state and local authorities. Violations of these regulatory requirements can result in administrative, civil or criminal penalties being levied against us, permit revocation or modification or a cease and desist order against operations that are not in compliance.

     On October 30, 1998, we initiated a voluntary product recall for certain dry dog food manufactured at our Temple, Texas plant. The recall covered dry dog manufactured at our Temple plant between July 1 and August 31, 1998 and did not apply to dry dog food manufactured at other plants or to our dry cat food, biscuits, treats or canned products. We recorded a $3.0 million product recall charge in the fourth quarter of fiscal 1998.

     We believe that our operations are in substantial compliance with environmental, safety and other regulatory requirements; however, we cannot assure you these requirements will not change in the future or we will not incur material costs in the future to comply with these requirements, to effect future recalls or in connection with the effect of these matters on our business.

ITEM 2 - PROPERTIES

     Our corporate headquarters are located in Brentwood, Tennessee. We own combination manufacturing and distribution facilities in the following states: one each in Alabama, Colorado, Georgia, Idaho, Indiana, Iowa, Kansas, New York, South Carolina, Tennessee, Texas and Virginia; two each in Minnesota, Missouri, Ohio, Oklahoma and Wisconsin; and three each in California and Pennsylvania. We have a 50% joint venture interest in facilities located each in Missouri, Texas and Italy. We also own facilities in Spain and the United Kingdom. Additionally, we signed a share purchase agreement to acquire Arovit, which has three facilities in Denmark and one facility in Austria, and signed a letter of intent to acquire Menu, which has one facility in Canada and two facilities in the United States. We own or lease nine product distribution warehouses and one packaging warehouse.

     Our manufacturing facilities are generally located in rural areas in proximity to our customers, raw materials and transportation networks, including rail transportation. We believe the number and strategic locations of our manufacturing facilities enhance our position as a low cost provider by reducing freight costs for raw materials and finished goods and facilitating direct delivery programs. The rural locations also minimize land and labor costs. We believe we can construct new manufacturing facilities at a lower cost than competitors by using our engineering services group to design and construct most of the necessary production equipment.

ITEM 3 - LEGAL PROCEEDINGS

     In the ordinary course of business, we are party to litigation from time to time; however, we are not a party to any material pending legal proceedings that we believe would have a material adverse effect on our financial condition or results of operations.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All of our common stock is owned by our parent. We did not sell any unregistered equity securities in 1999.

ITEM 6 - SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below, except for pet food sold, as of and for the years ended December 31, 1997 and 1998 and January 1, 2000 is derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. In 1999, we changed our fiscal year end to the Saturday nearest December 31. The selected consolidated financial data presented below as of and for the nine months ended September 30, 1995, the three months ended December 31, 1995 and the year ended December 31, 1996 are derived from our consolidated financial statements not included elsewhere in this annual report on Form 10-K. The information set forth below is qualified in its entirety in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K (table in thousands, except share and per share amounts):

                                                  PREDECESSOR(1)                             DOANE
                                                  --------------  -----------------------------------------------------------
                                                      NINE           THREE                            YEARS ENDED
                                                     MONTHS          MONTHS     ---------------------------------------------
                                                     ENDED           ENDED               DECEMBER 31,
                                                  SEPTEMBER 30,    DECEMBER 31, ----------------------------------  JANUARY 1,
                                                      1995            1995        1996         1997      1998 (2)    2000 (3)
                                                  -------------   ------------- ---------   ---------   ---------   ---------
INCOME STATEMENT DATA:
  Net sales                                         $ 303,633      $ 114,958    $ 513,217   $ 564,741   $ 686,663   $ 770,591
  Cost of goods sold                                  247,394         97,184      446,776     482,896     554,447     576,490
      Gross profit                                     56,239         17,774       66,441      81,845     132,216     194,101
  Operating expenses:
    Promotion and distribution                         17,675          6,484       26,480      31,876      45,039      61,188
    Selling, general and administrative                 8,558          2,660       11,512      14,384      26,266      40,912
    Amortization of intangibles                            --          1,017        3,538       3,601       6,468      10,357
    Non-recurring expenses (4)                          9,440             --           --          --      10,043       2,539

      Income from operations                           20,566          7,613       24,911      31,984      44,400      79,105
Interest expense, net                                   3,611          5,806       22,471      22,463      31,136      39,739
Non-recurring finance charges (5)                          --             --        4,815          --       4,599          --
Other (income) expense, net                                (8)            29           (2)       (102)        164      (1,201)

      Income (loss) before income taxes,
        extraordinary loss and cumulative
        effect of a change in accounting
        principle                                      16,963          1,778       (2,373)      9,623       8,501      40,567
Income tax expense (benefit)                              217            754         (855)      3,389       3,602      16,858

Income (loss) before extraordinary loss and
  cumulative effect of a change in
  accounting principle (6)                             16,746          1,024       (1,518)      6,234       4,899      23,709
Extraordinary loss, net of income tax
  benefit of $16,001 (7)                                   --             --           --          --      26,788          --
Cumulative effect at adoption on January 1,
  1999 of a change in accounting for
  derivative instruments, net of income tax
  benefit of $1,440 (8)                                    --             --           --          --          --      (2,263)

    Net income (loss)                               $  16,746      $   1,024    $  (1,518)  $   6,234   $ (21,889)  $  21,446
                                                    =========      =========    =========   =========   =========   =========

OTHER DATA:
  Net income (loss) per common share                $      --      $      --    $  (7,264)  $    (151)  $ (29,136)  $  13,273
  EBITDA (9)                                           24,364         10,063       30,449      43,216      57,514     106,389
  Adjusted EBITDA (9)                                  33,804         10,063       35,264      43,216      72,156     108,928
  Cash flows provided by operating activities          12,954          2,711       18,583      20,972      33,992      59,938
  Cash flows used in investing activities              (3,677)      (209,346)     (11,489)    (15,161)    (56,300)    (34,458)
  Cash flows provided by (used in) financing
    activities                                        (20,568)       204,635       (8,644)     (5,811)     25,432     (21,531)
  Depreciation and amortization expense                 3,694          2,574       10,135      10,971      17,877      26,083
  Capital expenditures (10)                             4,224          1,297        7,901      14,437      23,327      26,668
  Pet food sold (thousands of tons)                       774            288        1,189       1,237       1,513       1,741

                                                                                                                     JANUARY 1,
                                                                        1995       1996         1997       1998         2000
                                                                   ---------     ---------   ---------   ---------   ---------
BALANCE SHEET DATA:
  Working capital                                                   $ 38,894     $ 26,123    $ 25,645    $ 39,947    $ 32,832
  Total assets                                                       309,584      338,293     338,184     710,879     693,296
  Total debt                                                         209,738      206,603     200,410     461,974     427,922
  Senior Preferred Stock                                              18,414       24,160      30,545      37,792      45,965
  Stockholder's equity                                                40,111       33,247      33,946      69,294      82,946

(1) Doane Pet Care Enterprises, Inc., our parent corporation, was formed by a group of investors in 1995 to acquire Doane. For financial statement purposes, the acquisition of Doane was accounted for as a purchase acquisition effective October 1, 1995. The effects of the acquisition of Doane have been reflected in Doane's consolidated assets and liabilities at that date. As a result, Doane's consolidated financial statements for the periods subsequent to September 30, 1995 are presented on the successor's new basis of accounting, while financial statements for the nine months ended September 30, 1995 are presented on the predecessor's historical cost basis of accounting.

(2) Results for the year ended December 31, 1998 include the results of Windy Hill for the period from August 3, 1998 to December 31, 1998 and the results of Ipes for the period from April 17, 1998 to December 31, 1998.

(3) Results for the year ended January 1, 2000 include our share of the results of DIPP for the period from July 30, 1999 to January 1, 2000 and the results of Larkshall for the period from October 14, 1999 to January 1, 2000.

(4) Non-recurring expenses in the nine months ended September 30, 1995 include bonus payments to senior management in connection with the acquisition of Doane. Non-recurring expenses in the year ended December 31, 1998 include non-recurring transition expenses of $7.0 million in connection with the acquisition of Windy Hill and $3.0 million incurred for a product recall in the fourth quarter of 1998. Non-recurring expenses in the year ended January 1, 2000 include $1.1 million of non-recurring transition expenses in connection with the acquisition of Windy Hill and $1.4 million of expenses related to the proposed initial public offering by our parent which was withdrawn in the second quarter of 1999. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Commitments and Contingencies."

(5) Non-recurring finance charges include $4.8 million of interim bridge financing costs that were incurred in conjunction with the issuance of the senior notes in 1996 and $4.6 million of interim bridge financing costs incurred in conjunction with our Refinancing Transactions in 1998.

(6) Net income of Doane's predecessor does not include any provision for federal income taxes. Prior to the acquisition of Doane by our parent corporation, Doane was organized as a subchapter S corporation. Consequently, Doane did not pay federal, state or local income taxes except in those states that did not recognize subchapter S status or that required the payment of franchise taxes based on income.

(7) The extraordinary loss in 1998 represents non-recurring finance charges associated with the early extinguishment of debt incurred in connection with the Refinancing Transactions.

(8) The cumulative effect of a change in accounting principle as of January 1, 1999 relates to a change in accounting for derivative instruments in accordance with SFAS 133. See Note 2 to our consolidated financial statements included herein.

(9) EBITDA is defined as income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle plus interest expense
     (net), depreciation and amortization. Adjusted EBITDA represents EBITDA, as defined, plus non-recurring expenses. EBITDA is not a measure recognized by generally accepted accounting principles and should not be considered in isolation or as a substitute for operating income, as an indicator of liquidity or as a substitute for net cash provided by operating activities, which are determined in accordance with generally accepted accounting principles. EBITDA and adjusted EBITDA are included in this table because management believes certain investors may find these measures useful. See our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

(10) Capital expenditures exclude payments for acquisitions.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The reader is encouraged to refer to Item 1 -- "Business," which describes our company and its recent acquisitions and capital transactions and refer to
Item 7A -- "Quantitative and Qualitative Disclosures about Market Risk," which describes our risks related to commodity derivative instruments, interest rate fluctuations and foreign currency translation.

RESULTS OF OPERATIONS

     We derive substantially all of our revenue from the sale of dry pet food products. Historically, approximately 75% to 85% of pet food cost of goods sold has been comprised of raw material and packaging costs with labor, insurance, utilities and depreciation comprising the remainder. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons.

     Operating expenses consist of promotion and distribution expenses and selling, general and administrative expenses. Promotion and distribution expenses are primarily (1) brokerage fees; (2) promotions, volume incentive discounts and rebates paid to customers; and (3) freight and distribution expenses. Our selling, general and administrative expenses represent salaries and related expenses, amortization expense and other corporate overhead costs. These expenses typically do not increase proportionately with increases in volume and products sales.

     The following discussion is based on our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K (table in thousands, except share amounts and percentages):

                                                                                  YEARS ENDED
                                                 ---------------------------------------------------------------------------
                                                                     DECEMBER 31,
                                                 -----------------------------------------------              JANUARY 1,
                                                          1997                       1998                       2000
                                                 ----------------------    ----------------------     ----------------------
Net sales                                        $ 564,741        100.0%   $ 686,663        100.0%    $ 770,591        100.0%
Cost of goods sold                                 482,896         85.5      554,447         80.7       576,490         74.8
                                                 ---------    ---------    ---------    ---------     ---------    ---------
      Gross profit                                  81,845         14.5      132,216         19.3       194,101         25.2
Operating expenses:
  Promotion and distribution                        31,876          5.6       45,039          6.6        61,188          7.9
  Selling, general and administrative               14,384          2.6       26,266          3.9        40,912          5.3
  Amortization of intangibles                        3,601          0.6        6,468          0.9        10,357          1.4
  Non-recurring expenses                                --           --       10,043          1.4         2,539          0.3
                                                 ---------    ---------    ---------    ---------     ---------    ---------
    Income from operations                          31,984          5.7       44,400          6.5        79,105         10.3

Interest expense, net                               22,463          4.0       31,136          4.6        39,739          5.2
Non-recurring finance charges                           --           --        4,599          0.7            --           --
Other (income) expense, net                           (102)          --          164           --        (1,201)        (0.2)
                                                 ---------    ---------    ---------    ---------     ---------    ---------
    Income before income taxes,
      extraordinary loss and cumulative effect
      of a change in accounting principle            9,623          1.7        8,501          1.2        40,567          5.3

Income tax expense                                   3,389          0.6        3,602          0.5        16,858          2.2
                                                 ---------    ---------    ---------    ---------     ---------    ---------
    Income before extraordinary loss and
      cumulative effect of a change
      in accounting principle                        6,234          1.1        4,899          0.7        23,709          3.1
Extraordinary loss, net of income
  tax benefit of $16,001x                               --           --       26,788          3.9            --           --
Cumulative effect at adoption on January 1,
  1999 of a change in accounting for
  derivative instruments, net of income
  tax benefit of $1,440x                                --           --           --           --        (2,263)        (0.3)
                                                 ---------    ---------    ---------    ---------     ---------    ---------
    Net income (loss)                            $   6,234          1.1%   $ (21,889)        (3.2)%   $  21,446          2.8%
                                                 =========    =========    =========    =========     =========    =========

YEAR ENDED JANUARY 1, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales. Net sales for 1999 increased 12.2% to $770.6 million from $686.7 million in 1998. This increase is primarily due to the Windy Hill acquisition and to a lesser extent the Ipes acquisition. The impact of the acquisitions was partially offset by certain low margin sales that we ceded to provide additional opportunities for future growth of more profitable products or product lines and an $18.7 million reduction in non-manufactured product sales. In addition, the 1999 net sales reflect the pass through of certain raw material costs decreases to our customers.

     Gross profit. Gross profit for 1999 increased 46.8% to $194.1 million from $132.2 million in 1998. The increase is partially due to the increase in net sales resulting from the Windy Hill and Ipes acquisitions. The increase is also attributable to the benefits realized from the implementation of several margin improvement initiatives. The margin improvement initiatives included new product development, realization of acquisition synergies, automation improvements and more aggressive management of low margin products and product lines. In addition to the margin improvement initiatives, the gross margin as a percentage of sales is favorably impacted by the reduction in selling price resulting from the pass through of raw material costs.

     Promotion and distribution. Promotion and distribution expenses for 1999 increased 36.0% to $61.2 million from $45.0 million in 1998. The primary reason for the increase is due to the Windy Hill and Ipes acquisitions. In addition to the described spending increases, promotion and distribution expenses have increased as a percentage of sales due to the reduction in sales dollars attributable to the pass through of reductions in raw material costs.

     Selling, general and administrative. Selling, general and administrative expenses increased 55.5% to $40.9 million for 1999 from $26.3 million in 1998. This increase is primarily due to the Windy Hill and Ipes acquisitions. The increase is also attributable to additional expenses incurred in 1999 over 1998 related to year 2000 compliance and salaries and related fringe benefits associated with annual wage increases. In addition to the described spending increases, selling, general and administrative expenses have increased as a percentage of sales due to the reduction in sales dollars attributable to the pass through of reductions in raw material costs.

     Amortization of intangibles. Amortization of intangibles increased to $10.4 million for 1999 from $6.5 million in 1998 primarily due to the Windy Hill and Ipes acquisitions.

     Non-recurring expenses. Non-recurring expenses for 1999 decreased to $2.5 million from $10.0 million in 1998. The costs incurred in 1999 include $1.4 million of expenses related to the proposed initial public stock offering by our parent, which was withdrawn prior to completion, and $1.1 million of expenses incurred in connection with the merger and integration of Windy Hill. The costs incurred in 1998 relate to the merger and integration of Windy Hill and a product recall.

     Interest expense, net. Interest expense, net, increased 27.6% to $39.7 million for 1999 from $31.1 million in 1998. This increase is primarily due to $206.0 million of debt incurred in connection with the Windy Hill and Ipes acquisitions, offset by payments made on the debt since the respective dates of the acquisitions.

     Income tax expense. Income tax expense increased to $16.9 million for 1999 from $3.6 million in 1998. This increase is primarily due to increases in gross profit and income from operations as mentioned above. The effective income tax rate for 1999 was 41.6%, which is higher than the combined expected federal tax rate of 35.0% and state tax rate of 3.9% primarily because a portion of the goodwill amortization expense is not deductible for tax purposes.

     Cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle relates to our adoption of SFAS 133, which applies to derivative commodity purchase transactions. The loss recorded of $3.7 million in 1999 is presented net of income tax benefit of $1.4 million.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net sales. Net sales for 1998 increased 21.6% to $686.7 million from $564.7 million in 1997 primarily because of the Windy Hill and Ipes acquisitions. In addition, selling prices decreased due to the pass through of certain reductions in raw material costs to customers.

     Gross profit. Gross profit for 1998 increased 61.5% to $132.2 million from $81.8 million in 1997 primarily because of the Windy Hill and Ipes acquisitions. The increase is also attributable to improvements in pet food margins due to margin management efforts, automation savings, acquisition synergies, improved product mix and reductions in certain raw material costs and increased pet food tons sold. The increase in gross profit was partially offset by a decrease in non-manufactured product gross profit.

     Promotion and distribution expenses. Promotion and distribution expenses increased 41.3% to $45.0 million for 1998 from $31.9 million in 1997 due to the Windy Hill and Ipes acquisitions.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $26.3 million for 1998 from $14.4 million in 1997 primarily because of the Windy Hill and Ipes acquisitions. In addition, salaries and related fringe benefits increased due to: (1) restructuring of the senior management team in 1997 and 1998; (2) recognition of stock compensation expense and performance-based bonuses; (3) professional fees associated with acquisitions that were not consummated; and (4) consulting fees associated with information systems.

     Amortization of intangibles. Amortization of intangibles increased 79.6% to $6.5 million for 1998 from $3.6 million in 1997 primarily due to the Windy Hill and Ipes acquisitions.

     Non-recurring expenses. Non-recurring expenses for 1998 include $7.0 million of expenses incurred in connection with the merger and integration of Windy Hill with Doane. The types of costs incurred were compensation for transitional personnel, severance and bonus expenses, relocation expenses, recruiting and training expenses, systems conversion and other unique transition expenses. An additional $3.0 million of non-recurring expenses was incurred related to the product recall. See "Commitments and Contingencies."

     Interest expense, net. Interest expense, net, for 1998 increased 38.2% to $31.1 million from $22.5 million in 1997 primarily due to $206.0 million of debt incurred in connection with the Windy Hill and Ipes acquisitions.

     Non-recurring finance charges. In 1998, $4.6 million in interim bridge financing costs were written off concurrent with the issuance of the senior subordinated notes that was part of the Refinancing Transactions.

     Extraordinary loss, net of income tax benefit. The net extraordinary loss of $26.8 million in 1998 represents costs of $42.8 million incurred in connection with our Refinancing Transactions, including tender premiums for our senior notes, change of control costs for the Windy Hill notes and the write-off of deferred financing costs for all debt repaid in the Refinancing Transactions. These costs have been partially offset by a $16.0 million income tax benefit recognized by us.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically funded our operations, capital expenditures and working capital requirements from cash flows from operations, bank borrowings and industrial development bonds. We had working capital of $32.8 million at January 1, 2000. As of January 1, 2000, we had borrowing capacity under our revolving credit facility of $87.6 million, net of $2.4 million for outstanding letters of credit.

     Net cash provided by operating activities was $59.9 million for 1999 compared to $34.0 million in 1998. This increase was primarily due to higher income from continuing operations in 1999.

     Net cash used in investing activities was $34.5 million for 1999 compared to $56.3 million in 1998. This decrease is primarily attributable to acquisition costs paid in 1999 for DIPP and Larkshall of $6.1 million in comparison to the acquisition related payments for Ipes and Windy Hill of $31.9 million in 1998. Capital expenditures of $26.7 million for 1999 primarily relate to plant enhancement costs, including completion of the construction of a facility in Clinton, Oklahoma.

     Net cash used in financing activities was approximately $21.5 million for 1999 compared to net cash provided by financing activities of $25.4 million in 1998. In 1999, we paid down $22.0 million and $13.8 million on our existing revolving credit facility and long-term debt, respectively. We had additional borrowings of $4.9 million in 1999. In 1998, we had net borrowings of $32.0 million on our revolving credit facility, paid $11.3 million for debt issuance costs and paid $28.4 million in connection with the Refinancing Transactions. Our principal payments on long-term debt in 1998 were $400.5 million primarily associated with the Refinancing Transactions. In addition, we made a dividend payment in 1998 to our parent and did not make a similar payment in 1999.

     We expect that our existing manufacturing facilities will not be sufficient to meet our anticipated volume growth. We have continued to examine alternatives for expanding our business either through construction of additional manufacturing capacity or acquisitions of manufacturing assets. Potential acquisitions could include acquisitions of operating companies. We intend to finance these expansions or acquisitions with borrowings under existing or expanded credit facilities, or the issuance of additional equity or debt securities.

     We are highly leveraged and have significant cash requirements for debt service relating to the senior credit facility, the senior subordinated notes, the Ipes debt and industrial development revenue bonds. Our ability to borrow is limited by the senior credit facility and the limitations on the incurrence of indebtedness in the indentures governing our senior subordinated notes. We anticipate our operating cash flows, together with amounts available to us under our senior credit facility, will be sufficient to finance working capital requirements, debt service requirements and capital expenditures through the year 2000.

YEAR 2000

     As of the date hereof, we have not experienced any significant business disruptions or system failures as a result of the crossover to year 2000. We incurred total costs of approximately $3.0 million and $5.9 million as of December 31, 1998 and January 1, 2000, respectively, in connection with year 2000 compliance. We tested and verified our year 2000 compliance projects as scheduled prior to December 31, 1999, including those related to third party compliance.

COMMITMENTS AND CONTINGENCIES

     On October 30, 1998, we initiated a voluntary product recall for certain dry dog food manufactured at our Temple, Texas plant between July 1 and August 31, 1998. The recall covered dry dog food manufactured at our Temple plant and did not apply to dry dog food manufactured at other plants or our dry cat food, biscuits, treats or canned products. We recorded a $3.0 million product recall charge in the fourth quarter of fiscal 1998 of which substantially all was paid in 1999.

     We believe our operations are in material compliance with environmental, safety and other regulatory requirements; however, we cannot provide assurance these requirements will not change in the future or we will not incur material costs in the future to comply with these requirements, to effect future recalls or in connection with the effect of these matters on our business. See Item 1 - "Business - Environmental, Regulatory and Safety Matters."

EURO

     Effective January 1, 1999, 11 of the 15 countries comprising the European Union began a transition to a single monetary unit, the "Euro," which is scheduled to be completed by July 1, 2002. We are currently considering options to ensure our European operations can operate effectively after transitioning to the Euro. Our operations in Italy, Spain and the United Kingdom may incur significant costs in conversion of their systems to the Euro. We are unable to predict whether these costs can be passed through to our customers in Europe. These customers may also begin conducting business using the Euro prior to the completion of the conversion of our European systems. Delays in conversion could have a material adverse effect on the results of our operations in Europe. In addition, the introduction of the Euro may increase competition, as manufacturers in other European countries become able to compete more easily in our markets. We do not believe that the implementation of the Euro will have a material effect on our operations or financial condition taken as a whole.

INFLATION AND CHANGES IN PRICES

     Our financial results depend to a large extent on the costs of raw materials and packaging and the ability of us to pass along to our customers increases in these costs. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including changes in U.S. government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. Fluctuations in paper prices, which affect our costs for packaging materials, have resulted from changes in supply demand, general economic conditions and other factors. In the event of any increases in raw materials and packaging costs, we may be required to increase sales prices for our products to avoid margin deterioration. We cannot assure you of the timing or extent of our ability to implement future price adjustments in the event of increased raw materials and packaging costs or of whether any price increases implemented by us may affect the volumes of future shipments to our customers.

     We manage the price risk created by market fluctuations by using derivative instruments for portions of our primary commodity product purchases, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity. Our policy does not permit speculative commodity trading. We cannot assure you that our results of operations will not be exposed to volatility in the commodity market. See Item 1 - "Raw Materials and Packaging."

OTHER EVENTS

     Our parent, effected a four-for-one stock split on April 8, 1999 pursuant to which each holder of a share of its common stock received a dividend equal to three shares of common stock. The share numbers presented in this annual report on Form 10-K reflect the stock split.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our market risks could arise from changes in commodity prices, interest rates and foreign currency exchange rates.

     Commodity price risk. We manage price risk created by market fluctuations by using derivative instruments for portions of our primary commodity products purchases, which are corn and soybean meal, principally through exchange traded futures and options contracts. The terms of these contracts are generally less than one year. We have entered into contracts on approximately 80% of our corn and over 30% of our soybean meal requirements through December 31, 2000. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity, in which case, we deliver the contract against the acquisition of the physical commodity.

     Based upon an analysis utilizing the actual derivative contractual volumes and assuming a 10% adverse movement in commodity prices, the potential decrease in the fair value of the commodity derivative instruments at January 1, 2000 would not have a material adverse effect on our financial position, results of operations or cash flows.

     Interest rate risk. We are subject to market risk exposure related to changes in interest rates. Accordingly, our net income is affected by changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would decrease our 1999 net income by approximately $1.1 million. In addition, such a change would result in a decrease of approximately $9.1 million in the fair value of our fixed rate debt at January 1, 2000. In the event of an adverse change in interest rates, we could take action to mitigate our exposure; however, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Furthermore, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

     We periodically use interest rate hedges (swaps) to limit our exposure to the interest rate risk associated with our floating rate debt, which was $262.9 million at January 1, 2000. Amounts received (paid) under swap interest rate agreements are recorded as reductions (additions) to interest expense. These contracts are designated as cash flow hedges, as described below. The deferred gains associated with these contracts were $1.0 million, net of tax of $0.7 million, at January 1, 2000.

     On January 1, 1999, we adopted SFAS 133, which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS 133 requires all derivative instruments be recognized as assets or liabilities in the balance sheet and measured at fair value. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income in the balance sheet until the hedged item is recognized in earnings. Changes in the fair value of derivative instruments, which are not designated as hedges, are recorded in earnings as the changes occur.

     Our commodity derivative instruments do not meet the requirements of SFAS 133 to be designated as hedges. Accordingly, all changes in the fair value of our derivative instruments for commodities are included in cost of goods sold in the accompanying consolidated statement of income for the year ended January 1, 2000. We expect to refine the strategy, process and documentation of our commodity derivative instruments and redesignate qualifying transactions as cash flow hedges in the fourth quarter of fiscal year 2000.

     In addition, the change in fair value of our interest rate swap agreements, which have been designated as cash flow hedges, was recognized in accumulated other comprehensive income in the consolidated financial statements included herein.

     Foreign currency exchange risk. Our earnings and financial position are affected by foreign exchange rate fluctuations. We currently have foreign operations in Spain, Italy and the United Kingdom. The translation adjustment during 1999 was a gain of $1.7 million which is recorded in accumulated other comprehensive income in the consolidated financial statements included herein. We do not currently hedge, and do not anticipate hedging, against adverse foreign currency fluctuations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the information beginning on page F-1 which is filed as a part of this annual report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and titles of the current directors and executive officers of Doane and Doane Pet Care Enterprises, Inc. Each of the members of the board of directors of Doane named below also serves on the board of directors of Doane Pet Care Enterprises, Inc. The boards of directors of both Doane and Doane Pet Care Enterprises, Inc. is currently composed of eight members. Certain of Doane's directors are designated pursuant to an investors' agreement. See Item 13 - "Certain Relationships and Related Transactions - Investors' Agreement." Officers serve at the discretion of the boards of directors. For information regarding employment agreements with the executive officers of Doane, see "Employment and Retirement Agreements."

            NAME             AGE                  POSITION
--------------------------   ----    --------------------------------------------------------------
George B. Kelly               50     Chairman of the Board
Douglas J. Cahill*            40     Chief Executive Officer, President and Director
Thomas R. Heidenthal*         48     Senior Vice President and Chief Financial Officer
F. Donald Cowan, Jr.          53     Senior Vice President, Supply Chain Management of Doane
Richard A. Hannasch           46     Vice President, Business Integration of Doane
Richard D. Wohlschlaeger      47     Vice President, Global Marketing of Doane
David L. Horton               39     Vice President, Manufacturing, Engineering and Quality of Doane
Terry W. Bechtel              57     Vice President, Co-Manufacturing (Sales) of Doane
Joseph J. Meyers              38     Vice President and Chief Information Officer of Doane
Philip K. Woodlief            46     Vice President, Finance of Doane
Scott C. Viebranz             49     Vice President, Sales of Doane
Debra J. Shecterle            48     Vice President, Human Resources of Doane
Peter T. Grauer               53     Director
M. Walid Mansur               41     Director
Bob L. Robinson               62     Director
Jeffrey C. Walker             44     Director
Ray Chung                     52     Director
Stephen C. Sherrill           47     Director

------------
* These executive officers hold the same positions at Doane and Doane Pet Care Enterprises, Inc.

     Set forth below is a brief description of the business experience of the directors and executive officers of Doane and Doane Pet Care Enterprises, Inc.

     George B. Kelly has been Chairman of the Board of Doane since October 1995 and Chairman of the Board of Doane Pet Care Enterprises, Inc. since June 1995. Mr. Kelly has been the Chairman of the Board of SCI since July 1990. Mr. Kelly currently is a director of Billboard Acquisition Company, LLC, Independent Gas Company Holdings, Sevenday International, Inc., Travis International Inc. and Switch & Data Facilities Company, Inc.

     Douglas J. Cahill became Chief Operating Officer of Doane and Doane Pet Care Enterprises, Inc. in September 1997, began serving as President of Doane and Doane Pet Care Enterprises, Inc. in January 1998 and began serving as Chief Executive Officer of Doane and Doane Pet Care Enterprises, Inc. in July 1998. He has been a director of Doane and Doane Pet Care Enterprises, Inc. since September 1998. Prior to joining us, Mr. Cahill served as President of Olin Corporation's Winchester Division, Corporate Vice President of Olin Corporation and held various other positions with Olin Corporation during the period from July 1984 through September 1997.

     Thomas R. Heidenthal became Senior Vice President and Chief Financial Officer of Doane and Doane Pet Care Enterprises, Inc. in March 1997. Prior to joining us, Mr. Heidenthal served as Vice President, Finance and Administration for TA Instruments, Inc. from August 1990 to February 1997.

     F. Donald Cowan, Jr. began serving as Senior Vice President, Supply Chain Management for Doane in August 1999 and served as Senior Vice President, Business Development and Quality from January 1999 to July 1999. Before joining us in August 1998 as Senior Vice President, Operations of Doane, he served as Vice President of Operations for Windy Hill. Prior to joining Windy Hill in 1995, Mr. Cowan was Vice President of Operations for Martha White Foods, Inc. From 1987 to 1995, Mr. Cowan held various other positions at Martha White Foods, Inc.

     Richard A. Hannasch joined Doane in October 1996, began serving as Vice President, Business Integration for Doane in August 1999 and served as Vice President, Fulfillment from January 1999 to October 1999, Vice President, Strategic Planning from June 1998 to January 1999 and Vice President,

Marketing from November 1997 to January 1999. Prior to joining us, Mr. Hannasch served as Director, Business Development for Ralston Purina Company's International Division and held various other positions at Ralston Purina Company from September 1978 to October 1996.

     Richard D. Wohlschlaeger joined Doane in April 1993, began serving as Vice President, Global Marketing for Doane in October 1999 and served as Vice President, Sales and Marketing from January 1999 to October 1999 and Vice President, Customer Development from November 1997 to January 1999. Prior to joining us, Mr. Wohlschlaeger served as Group Marketing Director for Ralston Purina Company and held various other positions at Ralston Purina Company from March 1976 to April 1993, including Sales Development Director, Trade Marketing Director and Eastern Division Sales Director.

     David L. Horton joined Doane in November 1997, began serving as Vice President, Manufacturing, Engineering, and Quality for Doane in January 1999 and served as Vice President, Fulfillment from November 1997 to January 1999. Prior to joining us, Mr. Horton served as Vice President of Manufacturing and Engineering for Olin Corporation's Winchester Division and held various other positions with Olin Corporation from January 1984 to November 1997.

     Terry W. Bechtel has served as Vice President, Co-Manufacturing (Sales) of Doane since November 1997. Mr. Bechtel joined Doane in June 1973 and served as Vice President, Administration from March 1990 to November 1997 and Vice President, Sales from September 1976 through February 1990.

     Joseph J. Meyers became Chief Information Officer of Doane in August 1998 and also began serving as Vice President, Fulfillment of Doane in January 1999. Prior to joining us, Mr. Meyers held various information technology positions at Realtime Consulting, PricewaterhouseCoopers LLP and Olin Corporation from 1992 to 1998.

     Philip K. Woodlief has served as Vice President, Finance for Doane since February 1999. Prior to joining us, Mr. Woodlief was an independent financial consultant from June 1998 to January 1999. From April 1997 to May 1998, Mr. Woodlief was Vice President and Corporate Controller of Insilco Corporation, a diversified consumer and industrial products manufacturing company, and served as Corporate Controller of Insilco from January 1989 to April 1997.

     Scott C. Viebranz has served as Vice President, Sales for Doane since October 1999. Prior to joining us, Mr. Viebranz served as Vice President, U.S. Customer Management with Energizer Battery, a manufacturer and distributor of primary and rechargeable batteries and flashlights, from November 1994 to October 1999.

     Debra J. Shecterle has served as Vice President, Human Resources for Doane since January 2000 and served as Director of Human Resources for Doane from September 1998 to January 2000. Prior to joining us, Ms. Shecterle was Vice President of Human Resources for DeKalb Genetics from 1997 to 1998 and held various Human Resources positions with Wisconsin Power and Light and Ameritech from 1991 to 1997.

     Peter T. Grauer has been a director of Doane and Doane Pet Care Enterprises, Inc. since October 5, 1995 and has been a Managing Director of DLJ Merchant Banking, Inc. since September 1992. Mr. Grauer is a director of Total Renal Care Holdings Inc., Bloomberg, Inc., Thermadyne Holdings, Inc. and Formica Corporation.

     M. Walid Mansur has been a director of Doane and Doane Pet Care Enterprises, Inc. since October 5, 1995. Mr. Mansur has served as the President of Drafil Investments Inc. since 1990 and has been Managing Director of Aspen Venture Partners since 1993.

     Bob L. Robinson joined Doane in August 1960 and served as President and Chief Executive Officer from March 1992 until his resignation in June 1998. Mr. Robinson became a director of Doane and Doane Pet Care Enterprises, Inc. in October 1995. Prior to being named President and Chief Executive Officer, Mr. Robinson served as Executive Vice President from January 1976 through February 1992.

     Jeffrey C. Walker has been a director of Doane and Doane Pet Care Enterprises, Inc. since April 1996. Mr. Walker has been Managing General Partner of Chase Capital Partners, the private equity investment arm of The Chase Manhattan Corporation, since 1988 and a General Partner thereof since 1984. Mr. Walker is a director of the Monet Group, Inc., 800-Flowers, Guitar Center, House of Blues and Domaine.

     Ray Chung became a director of Doane and Doane Pet Care Enterprises, Inc. in August 1998. He is a partner in Dartford. Mr. Chung previously served as Executive Vice President and a director of Windy Hill. Mr. Chung served as a director, Executive Vice President and Chief Financial Officer of Windmill Corporation from 1989 to 1995 and as a director, Executive Vice President and Chief Financial Officer of Wyndham Foods Inc. from 1985 to 1990. From May 1984 to September 1985, Mr. Chung served as Vice President - Finance for the Kendall Company. Between 1981 and 1984, Mr. Chung served as Vice President - Finance for Riviana Foods, Inc. Both the Kendall Company and Riviana Foods, Inc. were subsidiaries of the Colgate-Palmolive Company at the time.

     Stephen C. Sherrill became a director of Doane and Doane Pet Care Enterprises, Inc. in August 1998. He has been a Managing Director of Bruckmann, Rosser, & Sherrill Co., Inc. since its formation in 1995. Bruckmann, Rosser, Sherrill & Co., Inc. is the management company for Bruckmann, Rosser, Sherrill & Co., L.P. ("BRS"). Mr. Sherrill previously served as a director of Windy Hill. Mr. Sherrill was an officer of Citicorp Venture Capital from 1983 through 1994. Previously, he was an associate at the New York law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Sherrill is a director of Galey & Lord, Inc., Jitney-Jungle Stores of America, Inc., B & G Foods, Inc., HealthPlus Corporation, Alliance Laundry Systems, L.L.C. and Mediq, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the Chief Executive Officer of Doane and certain other persons serving as executive officers for the fiscal year ended January 1, 2000 who earned $100,000 or more in combined salary and bonus during such year (collectively, the "Named Executive Officers"):

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                              AWARDS
                                                           ANNUAL COMPENSATION (1)          SECURITIES
                                                  ----------------------------------------  UNDERLYING
                                          FISCAL                            OTHER ANNUAL   OPTIONS/SARS
NAME AND PRINCIPAL POSITION AT DOANE       YEAR      SALARY       BONUS     COMPENSATION        (#)       ALL OTHER COMPENSATION
---------------------------------------   ------  ------------   --------  --------------- ------------  ----------------------
Douglas J. Cahill                          1999   $400,000       $472,000  $     --           143,700    $     5,574 (2)(3)
       President and Chief                 1998    327,082        424,000   765,093 (9)(10)   100,000      1,020,691 (2)(6)(7)(8)
              Executive Officer            1997     91,667 (5)    100,000    55,170 (10)      400,000        248,165 (7)(8)
Thomas R. Heidenthal                       1999    225,000        185,850        --            35,400          5,574 (2)(3)
       Senior Vice President and           1998    199,583        166,950     7,757 (10)           --        300,077 (2)(6)(7)
              Chief Financial Officer      1997    145,833 (5)     93,000    18,838 (10)      200,000         25,803 (7)
F. Donald Cowan, Jr.                       1999    215,000        177,590        --            45,400         11,321 (2)(3)(4)
       Senior Vice President,              1998     89,634 (5)    170,000        --                --        110,238 (2)(4)(6)
              Supply Chain Management
David L. Horton                            1999    175,000        103,250        --            36,200          5,574 (2)(3)
       Vice President, Manufacturing,      1998    154,583         92,750    10,649 (10)       60,000        147,821 (2)(6)(7)
               Engineering and Quality     1997     14,071 (5)         --        --                --         80,000 (8)
Richard D. Wohlschlaeger                   1999    175,000        103,250        --            21,200          7,915 (2)(3)(7)
       Vice President, Global              1998    152,361         92,750    12,542 (10)       38,000        148,739 (6)(7)
              Marketing                    1997    116,616         40,000        --                --            --


(1) Amounts exclude perquisites and other personal benefits because that compensation did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each executive officer.

(2) Amounts include a company match and profit sharing contribution under the Doane Pet Care Retirement Savings Plan as follows: Mr. Cahill -- $6,775 in 1998 and $5,400 in 1999; Mr. Heidenthal -- $4,162 in 1998 and $5,400 in
     1999; Mr. Cowan -- $9,000 in 1998 and $9,000 in 1999; Mr. Horton -- $3,288
     in 1998 and $5,400 in 1999; and Mr. Wohlschlaeger -- $5,213 in 1999.

(3) Amounts include term life insurance premiums as follows: Mr. Cahill -- $174; Mr. Heidenthal -- $174; Mr. Cowan -- $1,238; Mr. Horton -- $174; and
     Mr. Wohlschlaeger -- $174.

(4) Amount includes executive disability insurance premiums of $1,083 for Mr. Cowan.

(5) Annual compensation amounts for 1997 and 1998 represent compensation for the portion of the year of which Messrs. Cahill, Heidenthal, Cowan and Horton were employed by Doane.

(6) Amounts include bonuses received in connection with the acquisition of Windy Hill as follows: Mr. Cahill -- $750,000; Mr. Heidenthal -- $250,000; Messrs. Cowan, Horton, and Wohlschlaeger -- $100,000 each.

(7) Amounts include relocation expenses as follows: Mr. Cahill -- $73,165 in 1997 and $88,916 in 1998; Mr. Heidenthal -- $25,803 in 1997 and $45,914 in
     1998; Mr. Horton -- $44,533 in 1998; and Mr. Wohlschlaeger -- $48,739 in 1998 and $2,528 in 1999.

(8) Amounts include sign-on bonuses as follows: Mr. Cahill -- $175,000 in each of 1997 and 1998; and Mr. Horton -- $80,000.

(9) Amount includes $750,000, which is the difference between the fair market value and the exercise price of options for 100,000 shares of common stock of our parent that Mr. Cahill received and exercised in 1998.

(10) Amounts shown are gross up for taxes.

EMPLOYMENT AND RETIREMENT AGREEMENTS

     We entered into employment agreements with Messrs. Cahill, Heidenthal, Horton, and Wohlschlaeger effective January 1, 1998. The terms of their employment agreements are substantially similar except for salary and bonus amounts. Mr. Cahill's current base salary is $400,000 with a base bonus of 100% of base salary. Mr. Heidenthal's current base salary is $225,000 with a base bonus of 70% of base salary. Messrs. Horton and Wohlschlaeger's current base salaries are $175,000 with base bonuses of 50% of base salary. Doane entered into an employment agreement with Mr. Cowan on August 3, 1998 with terms of the agreement substantially similar to the above except for salary and bonus amounts. Mr. Cowan's current base salary is $215,000 with a base bonus of 70% of base salary. Earnings targets are established annually by our board of directors under our annual bonus program. The base bonus is linked to achievement of targeted earnings. There is no cap on additional bonuses in the employment agreements. Each employment agreement provides for a term of three years with automatic one year extensions. The agreements are subject to early termination for cause without severance. The employment agreements for Messrs. Horton and Wohlschlaeger, provide that terminations without cause entitle the executive to receive severance payments equal to one year's base salary and bonus and for a one year non-competition agreement commencing upon termination for any reason. The employment agreements of Messrs. Cahill, Heidenthal and Cowan contain similar provisions except that the severance and non-competition terms are two years for Messrs. Heidenthal and Cowan and three years for Mr. Cahill.

     Mr. Robinson, a director of Doane and Doane Pet Care Enterprises, Inc, resigned from employment with these companies effective June 30, 1998. In 1999, we paid Mr. Robinson the amount of $188,885 in deferred compensation.

COMPENSATION OF DIRECTORS

     No compensation is paid by us to our directors.

STOCK OPTION AND STOCK PURCHASE PLANS

     Effective November 1, 1996, our parent adopted its 1996 Stock Option Plan, as amended. On July 14, 1999, our parent adopted the 1999 Stock Incentive Plan. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants may be made under the 1996 Stock Option Plan. As of February 15, 2000, under the 1996 Stock Option Plan, options to acquire 575,516 shares of the common stock of Doane Pet Care Enterprises, Inc. had been exercised and options covering 1,565,059 shares had been granted. Under the 1999 Stock Incentive Plan, 4,200,000 shares are authorized for issuance, and as of February 15, 2000, options covering 599,900 shares had been granted.

STOCK OPTION GRANTS

     The following table sets forth certain information on options granted in 1999 under the 1999 Stock Incentive Plan to the Named Executive Officers. No stock options were granted in 1999 under the 1996 Stock Option Plan to the Named Executive Officers. As of January 1, 2000, options for 200,000 shares of common stock of Doane Pet Care Enterprises, Inc. had been exercised by the Named Executive Officers, all of which were attributable to grants under the 1996 Stock Option Plan.

                                                INDIVIDUAL GRANTS
                         ------------------------------------------------------------
                                               % OF TOTAL
                         NUMBER OF SECURITIES    OPTIONS      EXERCISE
                          UNDERLYING OPTIONS    GRANTED TO    PRICE PER    EXPIRATION
          NAME                 GRANTED(1)       EMPLOYEES       SHARE          DATE
------------------------ --------------------  -----------    ---------    ----------
Douglas J. Cahill               143,700           23.7%        $ 11.00        2009
Thomas R. Heidenthal             35,400            5.8%        $ 11.00        2009
F. Donald Cowan, Jr              45,400            7.5%        $ 11.00        2009
David L. Horton                  36,200            6.0%        $ 11.00        2009
Richard D. Wohlschlaeger         21,200            3.5%        $ 11.00        2009

(1) Approximately 37% of the stock options granted to the Named Executive Officers under the 1999 Stock Incentive Plan were "time-vesting" options, of which one-third of such options will vest at the end of each of the third, fourth and fifth years from the date of grant. The remaining 63% of such stock options were "performance vesting" options. These options will vest at any time after the second anniversary of the date of grant if at any time within four years from the date of grant our parent's stock is publicly traded and the fair market value of a share of stock over 20 consecutive trading days is at least $22.81 on each such day. If our parent's stock is not publicly traded, then these options will vest if the fair market value of a share of stock is at least $22.81 on the fourth anniversary of the grant date.

STOCK OPTION EXERCISES

     The following table sets forth certain information with respect to exercises of stock options during 1999 by the Named Executive Officers and the number of shares underlying unexercised stock options held by such officers as of January 1, 2000:

                                          NUMBER OF SHARES UNDERLYING
                              SHARES         UNEXERCISED OPTIONS
                             ACQUIRED     ---------------------------
              NAME          ON EXERCISE   EXERCISABLE   UNEXERCISABLE
-------------------------   -----------   -----------   -------------
Douglas J. Cahill               --          164,400         279,300
Thomas R. Heidenthal            --          106,712         128,688
F. Donald Cowan, Jr.            --               --          45,400
David L. Horton                 --           26,880          69,320
Richard D. Wohlschlaeger        --           40,655          56,545

OTHER COMPENSATORY ARRANGEMENTS

     Employee Retirement Plan. On May 31, 1998, we terminated our employee retirement plan. The retirement plan was a non-contributory, tax-qualified plan that provided retirement benefits based on the employee's tenure with us and average monthly compensation. This plan was liquidated and lump sum payments were made to former plan participants in the forms of a cash distribution, rollover election to the Doane Pet Care Retirement Savings Plan, or in the form of an annuity purchase.

     401(k) Plans. As of June 1, 1998, we adopted our Doane Pet Care Retirement Savings Plan for eligible employees not covered by collective bargaining arrangements and our Doane Pet Care Savings and Investment Plan-Union Plan for eligible union employees at the Joplin, Missouri plant. The plans are intended to be qualified retirement plans under the Internal Revenue Code. Both plans permit employee contributions between 1% and 15% of pretax earnings, subject to annual dollar limits set by the IRS, and provide for a variety of investment options. The Doane Pet Care Retirement Savings Plan also includes an employer matching contribution in an amount equal to 50% of participant contribution, up to 6% of compensation. Vesting for the employer match is 25% per year for each full year of service. In addition, the plan provides for an annual employer profit sharing contribution of $400 for each eligible participant.

     Windy Hill adopted the Windy Hill Pet Food Company, Inc. Profit Sharing and Savings Plan on March 1, 1995, as amended. The plan is intended to be a qualified plan under the Internal Revenue Code. It permits employee contributions from 1% to 15% of pretax earnings subject to annual dollar limits set by the IRS. We match 50% of the first 6% of the employee contribution. In addition, the plan provides for a profit sharing contribution to each eligible participant account equal to 2 1/2% of the employee's compensation.

     As of January 1, 2000, the Windy Hill Pet Food Company, Inc. Profit Sharing and Savings Plan was merged into the Doane Pet Care Retirement Savings Plan, as amended and restated. The plan is intended to be a qualified plan under the Internal Revenue Code and permits employee contributions from 1% to 15% of pretax earnings, subject to annual dollar limits set by the IRS. We match 50% of the first 6% of the employee contribution with a provision for other contributions at the board of directors' discretion. Vesting for the employer contributions is 25% per year for each full year of service.

     Effective April 1, 2000, the union employees of the Muscatine, Iowa plant will be covered under the Doane Pet Care Savings and Investment Plan-Union Plan under the same terms and conditions.

     Non-Qualified Salary Continuation Agreements. Doane has entered into agreements with all of the Named Executive Officers to provide benefits to those employees or their beneficiaries in the event of the death of the employee or retirement by the employee at age 65 or on or after age 55 with 20 years of service with Doane. If the employee remains employed until age 65, the employee (or the employee's beneficiary) will receive an annual retirement benefit payable for 10 years in accordance with a specified formula. If the employee terminates employment before age 65 but after age 55 and with 10 years of service with Doane, the employee's retirement benefit will be reduced in accordance with percentages specified in the agreement, depending upon the employee's age at retirement ranging from 100% at age 65 to 55.8% at age 55.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of our issued and outstanding shares of common stock are held by Doane Pet Care Enterprises, Inc. As of February 15, 2000, we had 1,200,000 shares of preferred stock issued and outstanding, 200,000 of which were held by CMIHI and 1,000,000 of which were held by qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933. The following table sets forth certain information regarding the beneficial ownership of Doane Pet Care Enterprises, Inc.'s common stock as of February 15, 2000 by (i) each director,
(ii) each Named Executive Officer, (iii) each person who is known by Doane to own beneficially 5% or more of the common stock of Doane Pet Care Enterprises, Inc., (iv) all parties to the investors' agreement as a group and (v) all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting and dispositive power over the shares indicated as owned by that person. Certain of Doane Pet Care Enterprises, Inc.'s principal stockholders are parties to the investors' agreement. See Item 13 - "Certain Relationships and Related Transactions - Investors' Agreement."

                                                                                   PERCENT OF
                                                                                   OUTSTANDING
                                                              SHARES OF COMMON   COMMON STOCK OF
              NAME OF BENEFICIAL OWNER (1)                     STOCK OF DPCAC         DPCAC
-----------------------------------------------------------   ----------------   ---------------
Summit (2)                                                       2,880,000          15.6 %
DLJMB (3)                                                        4,514,928          19.6
CMIHI (4)                                                        3,662,984          18.9
BRS (5)                                                          3,061,317          16.6
Dartford (6)(11)                                                   562,861           3.0
Windy Hill Pet Food Company, L.L.C. (7) (11)                     2,314,795          12.5
PNC Captial Corp. (11) (12)                                        716,294           3.9
Laura Hawkins Mansur (8)                                         3,312,000          17.9
Peter T. Grauer (3)                                              4,514,928          19.6
George B. Kelly (2)                                              2,880,000          15.6
Jeffrey C. Walker (4)                                            3,662,984          18.9
Ray Chung (6) (7)                                                2,676,025          14.5
Stephen C. Sherrill (5)                                          3,061,317          16.6
M. Walid Mansur (8)                                              3,312,000          17.9
Bob L. Robinson (9)                                              1,098,000           5.9
Douglas J. Cahill (10)                                             335,600           1.8
Thomas R. Heidenthal (10)                                          306,712           1.7
F. Donald Cowan, Jr. (13)                                           83,905           *
David L. Horton (10)                                                41,880           *
Richard D. Wohlschlaeger (10)                                      101,655           *
All parties to the investors' agreement as a group              23,428,695          93.3
All executive officers and directors as a group (15 persons)    22,694,923          93.4

* Represents less than one percent.

(1) The address of Summit and Mr. Kelly is 600 Travis, Suite 6110, Houston, Texas 77002. The address of DLJMB and Mr. Grauer is 277 Park Avenue, New York, New York 10172. The address of CMIHI and Mr. Walker is 380 Madison Avenue, 12th floor, New York, New York 10017. The address of BRS and Mr. Sherrill is 126 East 56th Street, New York, New York 10022. The address of Dartford, Windy Hill Pet Food Company L.L.C. and Mr. Chung is 11 Smithdale Estates, Houston, Texas 77024. The address of Messrs. Robinson, Cahill, Heidenthal, Cowan, Horton and Wohlschlaeger and Mr. and Mrs. Mansur is 210 Westwood Place South, Suite 400, Brentwood, Tennessee 37027. The address of PNC Capital Corp. ("PNC") is 3150 CNG Tower, 625 Liberty Avenue, Pittsburgh, Pennsylvania 15222.

(2) Summit is a limited partnership of which SCI serves as the general partner. Mr. Kelly, a director of Doane, is Chairman of the Board and a stockholder of SCI. Mr. Kelly may be deemed to beneficially own the shares indicated because of Mr. Kelly's affiliation with Summit. Mr. Kelly disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Exchange Act.

(3) All of the shares indicated as owned by DLJMB are shares that may be acquired by DLJMB within 60 days upon the exercise of warrants. Of the shares indicated, warrants to purchase 2,126,748, 950,960, 55,136, 857,640 and 524,444 shares are held by DLJ Merchant Banking Partners, L.P., DLJ International Partners, C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc. and DLJ First ESC L.P., respectively. DLJMB is a limited partnership, the general partner of which is DLJ Merchant Banking, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"). Mr. Grauer is a director of Doane and serves as a Managing Director of DLJ Merchant Banking, Inc. and as such may be deemed to beneficially own such shares. Mr. Grauer disclaims beneficial ownership of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(4) Amount represents shares held by CMIHI and related parties. Of the 3,662,984 shares indicated as owned by CMIHI, (i) 428,000 represent shares of Class A Common Stock, (ii) 2,332,000 represent shares of Class B Common Stock and (iii) 902,984 are shares issuable within 60 days upon exercise of warrants. Mr. Walker, a director of Doane, is Managing General Partner of Chase Capital Partners, an affiliate of CMIHI, and may be deemed to beneficially own the shares indicated as owned by CMIHI. Mr. Walker disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 of the Exchange Act.

(5) Amount includes shares held by BRS and certain other entities and individuals affiliated with BRS. Of the 3,061,317 shares indicated as owned by BRS, 85,824 shares are beneficially owned by BRS and certain other entities and individuals affiliated with BRS pursuant to such parties' interests in Windy Hill Pet Food Company, L.L.C., including 1,544 shares beneficially owned by Mr. Sherrill. Mr. Sherrill, a director of Doane, is a principal of BRS and in addition to the 58,139 shares individually owned by him and the 1,654 shares beneficially owned by him through his interest in Windy Hill Pet Food Company, L.L.C., he may be deemed to beneficially own 3,001,524 shares beneficially owned by BRS and certain other entities and individuals affiliated with BRS. Mr. Sherrill disclaims beneficial ownership of 134,279 of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(6) Of the 562,861 shares indicated as owned by Dartford, 201,631 shares are beneficially owned by Dartford through its membership interest in Windy Hill Pet Food Company, L.L.C. Dartford is the entity that controls Windy Hill Pet Food Company, L.L.C. Mr. Chung, a director of Doane, is a partner in Dartford and may be deemed to beneficially own the shares held by Dartford.

(7) Windy Hill Pet Food Company, L.L.C. is controlled by Dartford. Mr. Chung, a director of Doane, is a managing member of Windy Hill Pet Food Company, L.L.C. and in addition to the 157,192 shares beneficially owned by him pursuant to his interest in Windy Hill Pet Food Company, L.L.C., he may be deemed to beneficially own an additional 2,157,603 shares beneficially owned by Windy Hill Pet Food Company, L.L.C. and certain other entities and individuals affiliated with Windy Hill Pet Food Company, L.L.C., other than himself. Mr. Chung disclaims beneficial ownership of 1,955,972 of such shares within the meaning of Rule 13d-3 of the Exchange Act. He may be deemed to beneficially own the remaining 201,631 shares, which are beneficially owned by Dartford through its membership interest in Windy Hill Pet Food Company, L.L.C.

(8) Of the shares indicated as owned by Mr. and Mrs. Mansur, 1,400,000 are held in Mr. Mansur's name, 1,612,000 are owned by Mrs. Mansur and 300,000 are held in trust for their children. The shares held by Mrs. Mansur and the Mansurs' children may be deemed to be beneficially owned by Mr. Mansur. Mr. Mansur disclaims beneficial ownership of 134,279 of such shares within the meaning of Rule 13d-3 of the Exchange Act. The shares held by Mr. Mansur and the Mansurs' children may be deemed to be beneficially owned by Mrs. Mansur. Mrs. Mansur disclaims beneficial ownership of 134,279 of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(9) Of the shares indicated as own by Mr. Robinson, 176,092 are held in Mr. Robinson's name, 560,000 are held in a limited partnership of which Mr. Robinson is the Managing Partner, 169,908 are held in trust for Mr. Robinson, 169,908 are held in trust for Mr. Robinson's wife, Jeanine L. Robinson, and 22,092 are held in Mrs. Robinson's name. The shares held by the partnership and in Mr. Robinson's wife's trust may be deemed to be beneficially owned by Mr. Robinson. Mr. Robinson disclaims beneficial ownership of 134,279 of such shares within the meaning of Rule 13d-3 of the Exchange Act.

(10) Amounts include 135,600 of options granted to Mr. Cahill, 106,712 of options granted to Mr. Heidenthal, 26,880 of options granted to Mr. Horton and 40,655 of options granted to Mr. Wohlschlaeger, all of which are exercisable within 60 days.

(11) BRS, Dartford, Windy Hill Pet Food Company, L.L.C. and PNC comprise the former shareholders of Windy Hill. Together they own or control 6,357,376 shares of common stock, or 34.4% of the outstanding shares of common stock.

(12) Amount represents shares held by PNC and related entities. Of the 716,294 shares indicated as owned by PNC, 10,437 shares are beneficially owned by entities affiliated with PNC pursuant to such entities' interests in Windy Hill Pet Food Company, L.L.C.

(13) Of the 83,905 shares indicated as owned by Mr. Cowan, 26,093 are beneficially owned through his membership interest in Windy Hill Pet Food Company, L.L.C.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTORS' AGREEMENT

     In connection with the Windy Hill acquisition, Doane Pet Care Enterprises, Inc, Doane, Summit, SCI, CMIHI and an affiliate thereof, DLJMB and certain of its affiliates, all of the stockholders of Windy Hill and certain other stockholders of Doane entered into an investors' agreement. The investors' agreement contains provisions concerning the governance of Doane Pet Care Enterprises, Inc. and Doane, restrictions on the transferability of the securities of Doane Pet Care Enterprises, Inc. and Doane acquired by the stockholders and registration rights for such securities. The governance provisions of the investors' agreement provide that the boards of directors of Doane and Doane Pet Care Enterprises, Inc. will consist of eight members, of whom:

     --   one will be designated by DLJMB (the DLJMB designee);

     -- two will be designated by SCI on behalf of the Summit investors (each, a Summit designee);

     --   one will be designated by CMIHI (the Chase designee);

     -- two will be the Windy Hill representatives designated on behalf of the Windy Hill investors (each, a Windy Hill designee);

     -- one will be the Chief Executive Officer of Doane Pet Care Enterprises, Inc.; and

     -- one will be designated by the mutual agreement of the DLJMB designee, as long as a DLJMB designee then serves on the boards of directors, and Mr. Kelly as long as he is one of the two Summit designees, or by either of the Summit designees if Mr. Kelly is not then one of the Summit designees.

     If at any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the Summit investors is less than 50% of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned as of August 3, 1998, the Summit investors will only have the right to designate one individual. If at any time the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned of record by the Windy Hill investors is less than 50% of the number of shares of common stock of Doane Pet Care Enterprises, Inc. owned as of August 3, 1998, the Windy Hill investors will only have the right to designate one individual. Notwithstanding the foregoing, at any time any of DLJMB's, CMIHI's, the Summit investors' or the Windy Hill investors' respective percentage ownership is less than 5%, that person or group will not have the further right to designate any individual to the board of directors of Doane pursuant to the investors' agreement.

     The investors' agreement also provides for certain registration rights for the benefit of the stockholders. Doane Pet Care Enterprises, Inc. will not be obligated to effect more than three demand registrations for the Summit investors, collectively, three demand registrations for the DLJ Entities, collectively, three demand registrations for the Windy Hill investors, collectively, and three demand registrations for CMIHI. Following the date Doane Pet Care Enterprises, Inc. is eligible to use Form S-2 or S-3 for registration of its securities, demand registrations on Form S-2 or S-3 for the DLJ Entities, CMIHI, the Summit investors and the Windy Hill investors will be unlimited. The stockholders also have piggyback registration rights if Doane Pet Care Enterprises, Inc. proposes to register any of our preferred stock under the Securities Act.

TRANSACTIONS WITH DLJMB AND ITS AFFILIATES

     In 1995, DLJSC entered into a financial advisory agreement with Doane Pet Care Enterprises, Inc. and Doane which expires at the earlier of October 5, 2000 or such time as Doane Pet Care Enterprises, Inc. consummates an initial public offering of its common stock resulting in the receipt by Doane Pet Care Enterprises, Inc. of at least $35 million in gross proceeds. The financial advisory agreement provides for an annual retainer fee of $100,000 plus reimbursable expenses.

     In connection with our acquisition by our parent, DLJMB purchased 1,000,000 shares of our preferred stock and warrants to purchase 4,514,928 shares of common stock of Doane Pet Care Enterprises, Inc. for an aggregate purchase price of $25 million. In December 1997, DLJMB and certain of its affiliates sold their shares of our preferred stock to DLJSC, who thereupon sold such shares to qualified institutional buyers as defined in Rule 144A under the Securities Act. DLJMB is also a party to the investors' agreement described above. Mr. Grauer, a Managing Director of DLJMB, is a member of the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

     DLJMB is an affiliate of DLJSC and DLJ Capital Funding, Inc. ("DLJ Capital"). DLJSC and DLJ Capital and their affiliates perform various investment banking and commercial banking services from time to time for us and for Doane Pet Care Enterprises, Inc. DLJ Capital serves as an agent bank and a lender to us under our senior credit facility. DLJSC, DLJ Capital and their affiliates have received, and will receive, customary compensation for acting in the foregoing capacities.

TRANSACTIONS WITH SCI

     SCI is the general partner of Summit, which is the owner of 2,880,000 shares of common stock of Doane Pet Care Enterprises, Inc. In addition to certain payments of fees and reimbursements for out-of-pocket expenses in connection with our acquisition in 1995, SCI entered into a management advisory agreement with Doane which expires at the earlier of October 5, 2000 or such time as Doane Pet Care Enterprises, Inc. consummates an initial public offering of its common stock resulting in the receipt by Doane Pet Care Enterprises, Inc. of at least $35 million in gross proceeds. Under the management advisory agreement, Doane will pay SCI an annual fee of $200,000 plus reimbursable expenses.

     SCI and Summit are parties to the investors' agreement. In accordance with the investors' agreement, SCI has designated Messrs. Kelly and Mansur to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

TRANSACTIONS WITH CMIHI AND AFFILIATES

     CMIHI is an affiliate of Chase Securities Inc. ("CSI") and The Chase Manhattan Bank ("Chase"). CMIHI and an affiliate of CMIHI own:

     --   200,000 shares of our preferred stock;

     -- 428,000 shares of Class A common stock of Doane Pet Care Enterprises, Inc. and 2,332,000 shares of Class B (non-voting) common stock of Doane Pet Care Enterprises, Inc.; and

     -- warrants to purchase 225,746 shares of common stock of Doane Pet Care Enterprises, Inc.

     CMIHI is a party to the investors' agreement. In accordance with the investors' agreement, CMIHI has designated Jeffrey C. Walker, the Managing General Partner of Chase Capital Partners, which is an affiliate of CMIHI, to the boards of directors of Doane and Doane Pet Care Enterprises, Inc.

     CSI, Chase and their affiliates perform various investment banking and commercial banking services from time to time for Doane and its affiliates. Chase serves as an agent bank and a lender to Doane under the senior credit facility. CSI, Chase and their affiliates have received, and will receive, customary compensation for acting in the foregoing capacities.

TRANSACTIONS WITH M. WALID MANSUR

     M. Walid Mansur, a director of Doane and Doane Pet Care Enterprises, Inc., owns 1,400,000 shares of common stock of Doane Pet Care Enterprises, Inc. Mr. Mansur's spouse, Laura Hawkins Mansur, owns 1,612,000 shares of common stock of Doane Pet Care Enterprises, Inc. and 300,000 shares of common stock of Doane Pet Care Enterprises, Inc. are held in trust for the Mansur's children.

     We believe the terms of the transactions described above were no less favorable to us than could have been obtained from unaffiliated parties.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1)  Financial Statements

          (3)  Exhibits

     The following exhibits are filed as part of this report:

         Exhibit
         Number                          Description
         -------                         -----------
          3.1   --  Certificate of Incorporation of Doane Pet Care Company
                    (incorporated by reference to Exhibit 3.1 to Doane Pet Care
                    Company's Registration Statement on Form S-1, Reg. No.
                    33-98110 (the "Form S-1"))

          3.2 -- Certificate of Amendment to Certificate of Incorporation of Doane Pet Care Company (incorporated by reference to
                    Exhibit 3.2 to Doane Pet Care Company's Annual Report on
                    Form 10-K for the year ended December 31, 1997 (the "1997
                    Form 10-K"))

          3.3 -- Bylaws of Doane Pet Care Company (incorporated by reference to Exhibit 3.2 to the Form S-1)

          4.1   --  Indenture dated November 12, 1998 between Doane Pet Care
                    Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Car Enterprises,
                    Inc.'s Registration Statement on Form S-1, Reg. No.
                    333-61027 ("Enterprises' Form S-1"))

          4.2   --  Registration Agreement among Doane Pet Care Company,
                    Donaldson, Lufkin & Jenrette Securities Corporation and
                    Chase Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company's
                    Registration Statement on Form S-4, Reg. No. 333-70759 (the
                    "Form S-4"))

          9.1   --  Amended and Restated Investors' Agreement dated as of
                    August 3, 1998 among Doane Pet Care Company, Doane Pet Care
                    Enterprises, Inc., Summit Capital Inc., Summit/DPC Inc.,
                    Baseball Partners, DLSJ Merchant Banking Partners, L.P., DLJ
                    International Partners, C.V., DLJ Offshore Partners, C.V.,
                    DLJ Merchant Banking Funding, Inc., DLJ First ESC, L.P.,
                    Dartford Partnership, L.L.C., Bruckmann, Rosser, Sherrill &
                    Co., L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                    L.L.C. and certain other persons name therein (incorporated by reference to Exhibit 9.1 of Enterprises' Form S-1)

          9.2   --  First Amendment to First Amended and Restated Investor's
                    Agreement dated as of October 14, 1998 and among Doane Pet
                    Care Company, Doane Pet Care Enterprises, Inc., Summit
                    Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                    Investment Holdings, Baseball Partners, DLJ Merchant Banking
                    Partners, L.P., DLJ International Partners, C.V., DLJ
                    Offshore Partners, C.V., DLJ Merchant Banking Funding, inc.,
                    DLJ First ESC, L.P., Dartford Partnership, L.L.C.,
                    Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital Corp,
                    Windy Hill Pet Food Company, L.L.C. and certain other persons name therein (incorporated by referenced to Exhibit
                    9.2 of the Form S-4)

          9.3   --  Second Amendment to First Amended and Restated Investor's
                    Agreement dated as of February 4, 1999 among Doane Pet Care
                    Company, Doane Pet Care Enterprises, Inc., Summit Capital
                    Inc., Summit/DPC Partners, L.P., Chase Manhattan Investment
                    Holdings, Inc., Baseball Partners, DLJ Merchant Banking
                    Partners, L.P., DLJ International Partners, C.V., DLJ
                    Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc.,
                    DLJ First ESC, L.P., Dartford Partnership L.L.C., Bruckmann,
                    Rosser, Sherrill & Co., L.P., PNC Capital Corp., Windy Hill
                    Pet Food Company, L.L.C. and certain other persons named therein (incorporated by reference to Exhibit 9.3 to Enterprises' Form S-1)

         Exhibit
         Number                          Description
         -------                         -----------
          9.4   --  Third Amendment to the First Amended and Restated
                    Investors' Agreement dated as of April 8, 1999 among Doane
                    Pet Care Company, Doane Pet Care Enterprises, Inc., Summit
                    Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                    Investment Holdings, Inc., Baseball Partners, DLJ Merchant
                    Banking Partners, L.P., DLJ International Partners, C.V.,
                    DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding,
                    Inc., DLJ First ESC, L.P., Dartford Partnership, L.L.C.,
                    Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital Corp,
                    Windy Hill Pet Food Company, L.L.C. and certain other
                    persons name therein (incorporated by reference to Exhibit
                    9.4 Doane Pet Care Company's Annual Report on Form 10 K/A
                    for the year ended December 31, 1998)

         *9.5   --  Fourth Amendment to the First Amended and Restated
                    Investors' Agreement dated as of May 4, 1999 among Doane Pet
                    Care Company, Doane Pet Care Enterprises, Inc., Summit
                    Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                    Investment Holdings, Inc., Baseball Partners, DLJ Merchant
                    Banking Partners, L.P., DLJ International Partners, C.V.,
                    DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding,
                    Inc., DLJ First ESC, L.P., Dartford Partnership, L.L.C.,
                    Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital Corp,
                    Windy Hill Pet Food Company, L.L.C. and certain other
                    persons name therein

         *9.6   --  Fifth Amendment to the First Amended and Restated
                    Investors' Agreement dated as of February 24, 2000 among
                    Doane Pet Care Company, Doane Pet Care Enterprises, Inc.,
                    Summit Capital Inc., Summit/DPC Partners, L.P., Chase
                    Manhattan Investment Holdings, Inc., Baseball Partners, DLJ
                    Merchant Banking Partners, L.P., DLJ International Partners,
                    C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking
                    Funding, Inc., DLJ First ESC, L.P., Dartford Partnership,
                    L.L.C., Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital
                    Corp, Windy Hill Pet Food Company, L.L.C. and certain other persons name therein

         10.1   --  Early Retirement Agreement and Release effective as of
                    June 30, 1998 between Doane Pet Care Company and Bob L.
                    Robinson (incorporated by reference to Exhibit 10.1 of Enterprises' Form S-1)

         10.2   --  Employment Agreement dated January 1, 1998, between Doane
                    Pet Care Company and Douglas J. Cahill (incorporated by reference to Exhibit 10.3 to the 1997 Form 10-K)

         10.3   --  Employment Agreement dated January 1, 1998, between Doane
                    Pet Care Company and Thomas R. Heidenthal (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K)

         10.4   --  Employment Agreement dated January 1, 1998, between Doane
                    Pet Care Company and Richard D. Wohlschlaeger (incorporated by reference to Exhibit 10.4 to the Form S-4)

        *10.5   --  Employment Agreement dated August 3, 1998, between Doane
                    Pet Care Company and F. Donald Cowan, Jr.

         10.6   --  Employment Agreement dated January 1, 1998, between Doane
                    Pet Care Company and David L. Horton (incorporated by reference to Exhibit 10.6 to the Form S-4)

         Exhibit
         Number                          Description
         -------                         -----------
           10.7 --  Doane Pet Care Enterprises, Inc.'s 1996 Stock Option Plan
                    (incorporated by reference to Exhibit 10.7 to Doane Pet Care
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1996)

           10.8 --  First Amendment to Doane Pet Care Enterprises, Inc.'s
                    1996 Stock Option Plan (incorporated by reference to Exhibit
                    10.8 to the 1997 Form 10-K)

           10.9 --  Second Amendment to Doane Pet Care Enterprises, Inc.'s,
                    1996 Stock Option Plan (incorporated by reference to Exhibit
                    10.9 to the 1997 Form 10-K)

         *10.10 --  Doane Pet Care Enterprises, Inc.'s 1999 Stock Incentive Plan

          10.11 --  Revolving Credit and Term Loan Agreement dated as of
                    November 12, 1998 among Doane Pet Care Company, Doane Pet
                    Care Enterprises, Inc., The Chase Manhattan Bank, as administrative agent, DLJ Capital Funding, Inc., as syndication agent, and Mercantile Bank National Associate, as documentation agent, and the banks named therein
                    (incorporated by reference to Exhibit 10.13 of Enterprises'
                    Form S-1)

          *21.1 --  List of Subsidiaries of Doane Pet Care Company

          *27.1 --  Financial Data Schedule

 *   Filed herewith

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOANE PET CARE COMPANY

                                        By:  /s/  THOMAS R. HEIDENTHAL
                                        ------------------------------------
                                               Thomas R. Heidenthal
                                               Senior Vice President
                                               and Chief Financial Officer

                                                       Date:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                                         Title                         Date
                ---------                                         -----                         ----
           /s/ GEORGE B. KELLY                Chairman of the Board and Director           March 29, 2000
------------------------------------------
             George B. Kelly

          /s/ DOUGLAS J. CAHILL               Chief Executive Officer, President and       March 29, 2000
------------------------------------------    Director (Principal Executive Officer)
            Douglas J. Cahill

        /s/ THOMAS R. HEIDENTHAL              Senior Vice President and Chief Financial    March 29, 2000
------------------------------------------    Officer (Principal Financial Officer)
          Thomas R. Heidenthal

         /s/ PHILIP K. WOODLIEF               Vice President Finance (Principal            March 29, 2000
------------------------------------------    Accounting Officer)
           Philip K. Woodlief

           /s/ PETER T. GRAUER                Director                                     March 29, 2000
------------------------------------------
             Peter T. Grauer

           /s/ M. WALID MANSUR                Director                                     March 29, 2000
------------------------------------------
             M. Walid Mansur

           /s/ BOB L. ROBINSON                Director                                     March 29, 2000
------------------------------------------
             Bob L. Robinson

          /s/ JEFFREY C. WALKER               Director                                     March 29, 2000
------------------------------------------
            Jeffrey C. Walker

              /s/ RAY CHUNG                   Director                                     March 29, 2000
------------------------------------------
                Ray Chung

         /s/ STEPHEN C. SHERRILL              Director                                     March 29, 2000
------------------------------------------
           Stephen C. Sherrill

                             FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE

DOANE PET CARE COMPANY AND SUBSIDIARIES

   Independent Auditors' Report                                                       F-2

   Consolidated Balance Sheets as of December 31, 1998 and January 1, 2000            F-3

   Consolidated Statements of Income for the years ended December 31, 1997 and 1998   F-4
     and January 1, 2000

   Consolidated Statements of Stockholder's Equity and Comprehensive Income for       F-5
     the years ended December 31, 1997 and 1998 and January 1, 2000

   Consolidated Statements of Cash Flows for the years ended December 31, 1997 and    F-6
     1998 and January 1, 2000

   Notes to Consolidated Financial Statements                                         F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Doane Pet Care Company

     We have audited the accompanying consolidated balance sheets of Doane Pet Care Company and subsidiaries as of December 31, 1998 and January 1, 2000 and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for the years ended December 31, 1997 and 1998 and January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doane Pet Care Company and subsidiaries at December 31, 1998 and January 1, 2000 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 and January 1, 2000 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

/s/  KPMG LLP

Houston, Texas
February  25, 2000

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                             DECEMBER 31,    JANUARY 1,
                                                                 1998           2000
                                                             ------------    ----------
ASSETS

Current assets:
  Cash and cash equivalents                                   $   3,349      $   7,194
  Accounts receivable, net                                       91,976         69,156
  Inventories, net                                               49,873         52,938
  Deferred tax asset                                             11,694         14,720
  Prepaid expenses and other current assets                      17,131          3,799
                                                              ---------      ---------
      Total current assets                                      174,023        147,807
Property, plant and equipment, net                              208,266        216,067
Goodwill and other intangible assets, net                       298,882        298,545
Other assets                                                     29,708         30,877
                                                              ---------      ---------
      Total assets                                            $ 710,879      $ 693,296
                                                              =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                        $  15,693      $  17,131
  Accounts payable                                               75,953         64,512
  Accrued liabilities                                            42,430         33,332
                                                              ---------      ---------
        Total current liabilities                               134,076        114,975
Long-term debt, excluding current maturities                    446,281        410,791
Other long-term liabilities                                      10,730          8,169
Deferred tax liability                                           12,706         30,450
                                                              ---------      ---------
        Total liabilities                                       603,793        564,385
                                                              ---------      ---------
Senior Preferred Stock, 3,000,000 shares
  authorized, 1,200,000 shares
  issued and outstanding                                         37,792         45,965
                                                              ---------      ---------
Commitments and contingencies

Stockholder's equity:
  Common stock, $0.01 par value; 1,000 shares authorized,
  issued and outstanding                                             --             --
  Additional paid-in-capital                                    105,670        106,708
  Accumulated other comprehensive income (loss)                     489           (170)
  Accumulated deficit                                           (36,865)       (23,592)
                                                              ---------      ---------
        Total stockholder's equity                               69,294         82,946
                                                              ---------      ---------
        Total liabilities and stockholder's equity            $ 710,879      $ 693,296
                                                              =========      =========


          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  YEARS ENDED
                                                                    ---------------------------------------
                                                                          DECEMBER 31,
                                                                    -----------------------      JANUARY 1,
                                                                       1997         1998             2000
                                                                    ---------      ---------      ---------
Net sales                                                           $ 564,741      $ 686,663      $ 770,591
Cost of goods sold                                                    482,896        554,447        576,490
                                                                    ---------      ---------      ---------
    Gross profit                                                       81,845        132,216        194,101
Operating expenses:
  Promotion and distribution                                           31,876         45,039         61,188
  Selling, general and administrative                                  14,384         26,266         40,912
  Amortization of intangibles                                           3,601          6,468         10,357
  Non-recurring expenses                                                   --         10,043          2,539
                                                                    ---------      ---------      ---------
    Income from operations                                             31,984         44,400         79,105
Interest expense, net                                                  22,463         31,136         39,739
Non-recurring finance charges                                              --          4,599             --
Other (income) expense, net                                              (102)           164         (1,201)
                                                                    ---------      ---------      ---------

    Income before income taxes, extraordinary loss
      and cumulative effect of a change in accounting principle         9,623          8,501         40,567
Income tax expense                                                      3,389          3,602         16,858
                                                                    ---------      ---------      ---------

    Income before extraordinary loss and cumulative effect of
      a change in accounting principle                                  6,234          4,899         23,709
Extraordinary loss, net of income tax benefit of $16,001                   --         26,788             --
Cumulative effect at adoption on January 1, 1999 of
  a change in accounting for derivative instruments,
  net of income tax benefit of $1,440                                      --             --         (2,263)
                                                                    ---------      ---------      ---------
    Net income (loss)                                                   6,234        (21,889)        21,446
  Preferred stock dividends and accretion                              (6,385)        (7,247)        (8,173)
                                                                    ---------      ---------      ---------
    Net income (loss) available to common shares                    $    (151)     $ (29,136)     $  13,273
                                                                    =========      =========      =========
Basic and diluted net income (loss) per common share:
  Income (loss) from continuing operations                               (151)        (2,348)        15,536
  Extraordinary loss                                                       --        (26,788)            --
  Cumulative effect of accounting change                                   --             --         (2,263)
                                                                    ---------      ---------      ---------
    Net income (loss) per common share                              $    (151)     $ (29,136)     $  13,273
                                                                    =========      =========      =========

Basic and diluted weighted-average common
  shares outstanding                                                    1,000          1,000          1,000
                                                                    =========      =========      =========


          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              ACCUMULATED
                                              COMMON STOCK        ADDITIONAL     OTHER
                                          -------------------      PAID-IN   COMPREHENSIVE ACCUMULATED
                                           SHARES      AMOUNT      CAPITAL      INCOME       DEFICIT      TOTAL
                                          --------    --------     --------  -------------  --------     --------
Balances at December 31, 1996                1,000    $     --     $ 40,825    $     --     $ (7,578)    $ 33,247
   Net income                                   --          --           --          --        6,234        6,234
   Preferred stock dividends                    --          --           --          --       (5,308)      (5,308)
   Accretion of preferred stock                 --          --           --          --       (1,077)      (1,077)
   Capital contribution                         --          --          850          --           --          850
                                          --------    --------     --------    --------     --------     --------
Balances at December 31, 1997                1,000    $     --     $ 41,675    $     --     $ (7,729)    $ 33,946
   Comprehensive loss:
     Net loss                                   --          --           --          --      (21,889)     (21,889)
     Unrealized gain on foreign
       currency translation, net                --          --           --         489           --          489
                                                                                                         --------
            Total comprehensive loss            --          --           --          --           --      (21,400)
                                                                                                         --------
   Preferred stock dividends                    --          --           --          --       (6,170)      (6,170)
   Accretion of preferred stock                 --          --           --          --       (1,077)      (1,077)
   Stock compensation expense                   --          --          765          --           --          765
   Dividend to Parent                           --          --      (13,449)         --           --      (13,449)
   Capital contribution                         --          --        1,359          --           --        1,359
   Capital contribution related to
     Windy Hill acquisition                     --          --       75,320          --           --       75,320
                                          --------    --------     --------    --------     --------     --------

Balances at December 31, 1998                1,000    $     --     $105,670    $    489     $(36,865)    $ 69,294
   Comprehensive income:
     Net income                                 --          --           --          --       21,446       21,446
     Unrealized loss on foreign
       currency translation, net                --          --           --      (1,714)          --       (1,714)
     Unrealized gain on cash flow
       hedges, net of tax of $682               --          --           --       1,055           --        1,055
                                                                                                         --------
            Total comprehensive income          --          --           --          --           --       20,787
                                                                                                         --------
   Preferred stock dividends                    --          --           --          --       (7,096)      (7,096)
   Accretion of preferred stock                 --          --           --          --       (1,077)      (1,077)
   Capital contribution                         --          --        1,038          --           --        1,038
                                          --------    --------     --------    --------     --------     --------
Balances at January 1, 2000                  1,000    $     --     $106,708    $   (170)    $(23,592)    $ 82,946
                                          ========    ========     ========    ========     ========     ========

          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEARS ENDED
                                                                   -------------------------------------
                                                                        DECEMBER 31,
                                                                   ----------------------      JANUARY 1,
                                                                      1997         1998          2000
                                                                   ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                                $   6,234     $ (21,889)    $  21,446
  Items not requiring (providing) cash:
    Depreciation                                                       7,370        11,409        15,726
    Amortization of intangibles                                        3,601         6,468        10,357
    Deferred income tax expense                                        3,389         3,352        15,501
    Changes in fair value of commodity derivative instruments             --            --         2,702
    Non-cash interest expense                                          1,170         1,564         1,915
    Other non-cash charges (credits), net                                166         1,696        (3,504)
    Equity in joint ventures                                            (186)         (273)       (1,075)
    Cumulative effect of accounting change                                --            --         2,263
    Extraordinary loss                                                    --        26,788            --
    Changes in current assets and liabilities (excluding
     amounts acquired):
        Accounts receivable                                            1,910        (1,537)       27,660
        Inventories                                                   (1,689)           72        (3,275)
        Prepaid expenses and other current assets                      3,818        (2,665)       (5,099)
        Accounts payable                                              (8,881)        6,707       (10,805)
        Accrued liabilities                                            4,070         2,300       (13,874)
                                                                   ---------     ---------     ---------
          Net cash provided by operating activities                   20,972        33,992        59,938
                                                                   ---------     ---------     ---------
Cash flows from investing activities:
  Capital expenditures, including interest capitalized               (14,437)      (23,327)      (26,668)
  Acquisition related payments                                            --       (31,907)       (6,063)
  Other, net                                                            (724)       (1,066)       (1,727)
                                                                   ---------     ---------     ---------
          Net cash used in investing activities                      (15,161)      (56,300)      (34,458)
                                                                   ---------     ---------     ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                             5,698       454,764         4,913
  Capital contribution                                                   850         1,359           598
  Net borrowings (repayments) under revolving credit agreements       (1,475)       32,000       (22,000)
  Industrial development revenue bonds financing                          --        (9,000)        8,730
  Principal payments on long-term debt                               (10,416)     (400,533)      (13,772)
  Payment for debt issuance costs and Refinancing Transactions          (468)      (39,709)           --
  Dividend to Parent                                                      --       (13,449)           --
                                                                   ---------     ---------     ---------
          Net cash provided by (used in) financing activities         (5,811)       25,432       (21,531)
Effect of exchange rate changes on cash and
  cash equivalents                                                        --           225          (104)
                                                                   ---------     ---------     ---------
          Increase in cash and cash equivalents                           --         3,349         3,845

Cash and cash equivalents, beginning of year                              --            --         3,349
                                                                   ---------     ---------     ---------
Cash and cash equivalents, end of year                             $      --     $   3,349     $   7,194
                                                                   =========     =========     =========

          See accompanying notes to consolidated financial statements.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Doane Pet Care Company ("Company" or "Doane") is a wholly-owned subsidiary of Doane Pet Care Enterprises, Inc. ("Parent" or "Enterprises"). The Company is a leading global provider of pet food, primarily private label, with 33 manufacturing facilities in North America and Europe. The Company offers a full line of pet food products for dogs and cats, including both dry and wet (canned) food, treats and biscuits, to retailers of all types. The Company also operates a machine shop and a structural steel fabrication plant that sells to third parties and supports the Company's facilities.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company's 50% joint venture investments are accounted for under the equity method.

Reclassifications

     Certain 1997 and 1998 amounts have been reclassified to conform with the fiscal 1999 presentation.

52-53 Week Fiscal Year

     For the years ended December 31, 1997 and 1998, the Company's fiscal year end was a calendar year end. Effective January 1, 1999, the Company implemented a fiscal year that ends on the Saturday nearest to the end of December.

Cash and Cash Equivalents

     Cash and cash equivalents include all liquid investments with original maturities of three months or less.

Accounts Receivable

     Accounts receivable is stated at net realizable value through recording allowances for doubtful accounts and sales returns of $5.8 million and $5.2 million at December 31, 1998 and January 1, 2000, respectively. The Company extends unsecured credit in the form of accounts receivable, principally to retailers and national branded companies throughout the United States, with credit extended to one customer approximating 50% and 45% of accounts receivable, net, at December 31, 1998 and January 1, 2000, respectively.

Inventories

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out cost method.

Property, Plant and Equipment

     Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of 20 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets include goodwill, trademarks and certain identifiable intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Trademarks and goodwill are being amortized over 30 and 40 years, respectively, using the straight-line method. The recovery of the carrying value of goodwill is periodically evaluated in relation to the operating performance and expected future operating cash flows of the Company on an undiscounted basis.

Financial Instruments

     The fair value of cash, accounts receivable, accounts payable and accrued liabilities approximates book value at December 31, 1998 and January 1, 2000. The fair value of long-term debt is based upon market value, if traded, or discounted at the estimated rate the Company would currently incur on similar debt.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities. The differences are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

Revenue Recognition

     Revenue is recognized at the time the product is shipped.

Commodity Derivative Instruments

     The Company manages price risk created by market fluctuations by using derivative instruments for portions of its primary commodity products purchases, principally through exchange traded futures and options contracts. The terms of such contracts are generally less than one year. Settlement of positions are either through financial settlement with the exchanges or through exchange for the physical commodity, in which case, the Company delivers the contract against the acquisition of the physical commodity. The Company's policy does not permit speculative commodity trading.

     On January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS 133 requires all derivative instruments be recognized as assets or liabilities in the balance sheet and measured at fair value. Accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as cash flow hedges, changes in fair value are recognized in accumulated other comprehensive income in the balance sheet until the hedged item is recognized in earnings. Changes in the fair value of derivative instruments, which are not designated as hedges, are recorded in earnings as the changes occur.

     The Company's commodity derivative instruments do not meet the requirements of SFAS 133 to be designated as hedges. Accordingly, all changes in the fair value of the Company's derivative instruments for commodities are included in cost of goods sold in the accompanying consolidated statement of income for the year ended January 1, 2000. The Company expects to refine the strategy, process and documentation of its commodity derivative instruments and redesignate qualifying transactions as cash flow hedges in the fourth quarter of fiscal year 2000.

     Under the Company's previous accounting for commodity derivative instruments, gains and losses were deferred until the contract settlement. Accordingly, deferred losses on these outstanding contracts were $3.7 million at December 31, 1998.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

Interest Rate Hedges

     The Company periodically uses interest rate swap agreements to limit its exposure to the interest rate risk associated with its floating rate debt, approximately $302.4 million and $262.9 million at December 31, 1998 and January 1, 2000, respectively. The Company's policy does not permit speculative trading related to its debt. Amounts received (paid) under interest rate swap agreements are recorded as reductions (additions) to interest expense. Upon adoption of SFAS 133 at January 1, 1999, the Company's interest rate swap agreements were designated as cash flow hedges with changes in fair value recognized in accumulated other comprehensive income in the accompanying consolidated balance sheet. The Company has recorded a deferred gain of $1.0 million, net of tax of $0.7 million, in accumulated other comprehensive income in the accompanying consolidated balance sheet at January 1, 2000. The maturity dates of the Company's interest rate swap agreements extend through November 2003.

     For the year ended December 31, 1998, the Company's interest rate swap agreements were recorded at cost and any gain or loss was deferred until contract settlement. The deferred loss associated with these contracts was $0.4 million at December 31, 1998.

Use of Estimates

     In conformity with generally accepted accounting principles, preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements; and therefore, actual results could ultimately differ from those estimates.

Net Income (Loss) Per Common Share

     Basic earnings per share ("EPS") is calculated using the weighted average number of common shares of common stock outstanding during the period after adjusting net income (loss) for unpaid cumulative preferred stock dividends and the accretion of the preferred stock. Diluted EPS is the same as basic EPS as no common stock equivalents exist.

(2)  CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1999, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new accounting and reporting guidelines for derivatives and hedging transactions. At the date of adoption, the Company had derivative losses that had been properly deferred as required by previous accounting guidance. SFAS 133 requires derivatives in place at the date of adoption to be re-evaluated and documented as to the specific planned or expected future purchase being hedged to continue to defer losses on the derivative instruments. As discussed in Note 1, the Company's process and strategy used to manage price risk associated with future purchases of commodities does not meet the requirements of SFAS 133 to allow the derivatives to be designated as cash flow hedges and continue to defer losses. As a result, the Company recorded the cumulative effect of a change in accounting related to derivative instruments of $2.3 million, net of income tax benefit of $1.4 million at adoption on January 1, 1999. See Note 24 on Quarterly Financial Data (Unaudited).

     SFAS 133 also applies to the Company's accounting for interest rate swap agreements. The Company has designated its interest rate swap agreements as cash flow hedges in accordance with SFAS 133. As a result, no transition amount was recorded as part of the cumulative effect of a change in accounting principle mentioned above.

(3)  ACQUISITIONS

Ipes Iberica, S.A. ("Ipes") Acquisition

     On April 17, 1998 Doane purchased 100% of the outstanding stock of Ipes for $26.2 million, net of cash acquired. Ipes is a private label pet food manufacturer located in Spain. The transaction was financed through a $20.9 million non-recourse facility provided by the HSBC Investment Bank, Plc. in Spain, and $7.4 million from the

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

Company's senior credit facility. This transaction has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. Goodwill of approximately $15.5 million was recorded in connection with this transaction. The goodwill is being amortized over 40 years on a straight-line basis. The results of operations for Ipes have been included in the accompanying consolidated statements of income since April 17, 1998.

Windy Hill Pet Food Holdings Inc. ("Holdings") Acquisition

     On August 3, 1998, Parent acquired Holdings for approximately 6.4 million shares of its common stock valued at $63.6 million and the assumption of $183.5 million of indebtedness. Holdings was liquidated into Parent at the date of acquisition. Windy Hill Pet Food Company, Inc. ("Windy Hill"), a wholly-owned subsidiary of Holdings, was merged into the Company in November 1998 in connection with the Refinancing Transactions (Note 4). Windy Hill was a manufacturer of pet food for both dogs and cats, including dry, canned, semi-moist, soft dry, soft treats and dog biscuits. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. Goodwill of approximately $68.7 million was recorded in connection with this transaction. The goodwill is being amortized over 40 years on a straight-line basis. The results of operations for Windy Hill have been included in the accompanying consolidated statements of income since August 3, 1998.

     A summary of the unaudited pro forma information for 1998 assuming Windy Hill and Ipes were acquired January 1, 1998 follows (in thousands):

                                                      YEAR ENDED
                                                      DECEMBER 31,
                                                         1998
                                                      -----------
Net sales                                              $865,346
Income before income taxes and extraordinary loss         1,388
Income before extraordinary loss                         (1,965)

     These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have resulted had the acquisitions occurred on the date indicated. The pro forma results reflect certain adjustments for amortization and interest expense.

DIPP Acquisition

     On July 30, 1999, the Company acquired a 50% interest in the business of North American Pet Products, Inc., a privately held international pet food distribution and brokerage company. The jointly owned business has operated under the name of Doane International Pet Products LLC ("DIPP") since the acquisition and will be the Company's exclusive distributor of Doane manufactured products, as well as DIPP's existing product lines, in the Asian and Latin American markets. The Company's investment in DIPP is being accounted for under the equity method. The purchase price was $0.8 million in cash and 40,000 shares in Parent's common stock valued at $0.4 million. The Company's share of DIPP's earnings has been included in the accompanying consolidated statements of income since July 30, 1999.

Caldwell Acquisition

     On August 31, 1999, the Company terminated its joint venture agreement associated with the manufacturing operations of a pet food plant in Caldwell, Idaho. Upon termination, the Company assumed control of 100% of the pet food operations at the facility.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

Larkshall Acquisition

     On October 14, 1999, the Company acquired all of the assets of the Larkshall Extrusions ("Larkshall") division of Buxted Chicken Limited for $5.0 million in cash. Larkshall is a manufacturer of a complete range of dry pet foods, with an emphasis on super premium pet foods, located in England. This acquisition has been accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. The results of operations for Larkshall have been included in the accompanying consolidated statements of income since October 14, 1999.

Arovit Acquisition

     In March 2000, the Company signed a share purchase agreement to acquire A/S Arovit Petfood ("Arovit") headquartered in Esbjerg, Denmark for approximately DKK 1.2 billion (approximately U.S. $156 million) and will assume indebtedness, net of cash, of approximately DKK 64 million (approximately U.S. $8 million). Arovit manufactures and sells a full range of pet food products, throughout Europe, for dogs and cats, including wet, dry and treats, primarily through private label programs. This acquisition will be accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. We intend to finance this acquisition through our credit facilities. Completion of the transaction is subject to certain conditions, including financing.

Menu Acquisition

     On January 10, 2000, the Company signed a letter of intent to purchase Menu Foods Limited ("Menu"). Menu is a supplier of wet private label pet food in North America. This acquisition will be accounted for as a purchase with the purchase price and direct acquisition costs allocated based on the fair value of assets acquired and liabilities assumed. The Company intends to finance this acquisition with debt.

(4)  EXCHANGE OFFER AND REFINANCING TRANSACTIONS

     In connection with the Windy Hill merger in November 1998, the Company refinanced its capital structure through the following transactions (collectively the "Refinancing Transactions"):

     -- Doane completed a cash tender offer for approximately $97.0 million principal amount of its 10 5/8% Senior Notes due 2006;

     -- Windy Hill completed a cash tender offer for $46.0 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007, which tender offer was required by a change of control provision in the indenture governing such Notes;

     -- Doane completed an exchange offer (the "Exchange Offer") of $150.0 million principal amount of its 9 3/4% Senior Subordinated Notes due 2007 for the remaining approximately $63.0 million principal amount of 10 5/8% Senior Notes due 2006 and the remaining approximately $74.0 million principal amount of Windy Hill 9 3/4% Senior Subordinated Notes due 2007; and

     -- Doane entered into a new Senior Credit Facility with a syndicate of financial institutions providing for total commitments of $345.0 million. Doane borrowed $292.0 million under the Senior Credit Facility to fund the cash requirements of the Refinancing Transactions, repay borrowings under and retire its previous credit facilities, repay other debt and repay bridge financing charges incurred in connection with the tender offer for the Windy Hill 9 3/4% Senior Subordinated Notes due 2007.

     As a result of the Refinancing Transactions, an extraordinary loss of $26.8 million, net of income tax benefit of $16.0 million, was recorded during the year ended December 31, 1998 due to the early extinguishment of debt. The extraordinary loss consisted of the write-off of non-recurring finance charges associated with the extinguished debt and related fees and expenses.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(5)  INVENTORIES

     A summary of inventories, net of valuation allowances, follows (in thousands):

                                DECEMBER 31,   JANUARY 1,
                                   1998           2000
                                 ---------     ---------
Raw materials                    $  13,349    $  15,321
Packaging materials                 20,715       20,199
Finished goods                      15,809       17,418
                                 ---------    ---------
     Total                       $  49,873    $  52,938
                                 =========    =========

 (6)   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment follows (in thousands):


                                DECEMBER 31,   JANUARY 1,
                                   1998           2000
                                 ---------     ---------
Land                             $   6,887     $   9,085
Buildings and improvements          57,133        60,506
Machinery and equipment            156,723       175,924
Construction in progress            18,320        17,326
                                 ---------     ---------
                                 $ 239,063       262,841
Less accumulated depreciation      (30,797)      (46,774)
                                 ---------     ---------
     Total                       $ 208,266     $ 216,067
                                 =========     =========

(7)  GOODWILL AND OTHER INTANGIBLE ASSETS

     A summary of goodwill and other intangible assets follows (in thousands):

                                DECEMBER 31,   JANUARY 1,
                                   1998           2000
                                 ---------     ---------

Goodwill                         $ 249,762     $ 257,965
Trademarks                          61,990        61,990
                                 ---------     ---------
                                   311,752       319,955
Less accumulated amortization      (12,870)      (21,410)
                                 ---------     ---------
     Total                       $ 298,882     $ 298,545
                                 =========     =========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(8)  ACCRUED LIABILITIES

     A summary of accrued liabilities follows (in thousands):

                                             DECEMBER 31,  JANUARY 1,
                                                1998         2000
                                             -----------   ---------
Rebates and other promotions                  $13,997      $11,301
Salaries and commissions                        8,313        7,246
Acquisition related accruals                    5,734        2,292
Accrued interest                                5,541        3,799
Health insurance and workers' compensation      3,294        2,661
Real estate and franchise taxes                   944          884
Other                                           4,607        5,149
                                              -------      -------
     Total                                    $42,430      $33,332
                                              =======      =======


(9)  LONG-TERM DEBT

     A summary of long-term debt follows (in thousands):

                                             DECEMBER 31,   JANUARY 1,
                                                1998          2000
                                             -----------    ---------
Bank revolving credit facility                $  32,000     $  10,000
Bank term loans                                 245,000       233,300
Senior subordinated notes                       146,996       147,354
Industrial development revenue bonds              9,783        14,423
Debt of foreign subsidiaries                     28,195        22,845
                                              ---------     ---------
                                                461,974       427,922
Less current maturities                         (15,693)      (17,131)
                                              ---------     ---------
     Total                                    $ 446,281     $ 410,791
                                              =========     =========

Bank loans

     In November 1998, the Company entered into a new senior credit facility with a syndicate of banks and other institutional investors, as lenders, and Chase, as administrative agent, DLJ Capital Funding, Inc. ("DLJ Capital"), as syndication agent, and Mercantile Bank National Association, as documentation agent. DLJ Capital and CSI served as the co-arrangers of the senior credit facility. The senior credit facility consists of a $245.0 million term loan facility (the "Term Loan Facility") and a $100.0 million revolving credit facility (the "Revolving Credit Facility") with a $10.0 million sub-limit for issuance of letters of credit of which $2.4 million was outstanding at December 31, 1998 and January 1, 2000. Loans under the senior credit facility bear interest at: (i) the prime rate of the administrative agent or, if higher, the secondary market rate for certificates of deposit plus 1% (or the federal funds rate plus 0.5%) plus a specified margin based on the type of loan and the current ratio of senior debt to EBITDA (the "Applicable Margin") or (ii) the Euro dollar rate plus the Applicable Margin. The Company will also pay certain fees with respect to the senior credit facility. The Term Loan Facility bore interest at 9.14% and 9.27% and the Revolving Credit Facility bore interest at 8.39% and 8.36% at December 31, 1998 and January 1, 2000, respectively. The Term Loan Facility consists of three tranches with terms between six and one-half years and eight years, unless terminated sooner upon an event of default. The principal amounts due under the Term Loan Facility follow: (i) approximately $11.7 million in the year 2000, (ii) approximately $14.2 million in each of the years 2001, 2002, 2003 and 2004, (iii) approximately $85.8 million in the year 2005 and (iv) approximately $79.0 million in the year 2006.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

The Revolving Credit Facility has a term of six and one-half years. At January 1, 2000, the Company had approximately $87.6 million of additional borrowings available under the Revolving Credit Facility.

     The Company and certain restricted subsidiaries are required to guarantee amounts outstanding under the senior credit facility. The indebtedness incurred pursuant to the senior credit facility is secured by a first priority lien on substantially all of the material assets of the Company and its restricted domestic subsidiaries. The senior credit facility contains certain financial and other covenants usual and customary for a secured credit agreement. The Company was in compliance with these covenants at January 1, 2000.

     The Company may enter into interest rate swap agreements from time to time to manage its interest rate risk exposure under the senior credit facility. At January 1, 2000, the Company had interest rate swap contracts with a total notional value of $60.0 million for which the Company pays fixed rates and receives floating rate LIBOR.

Senior Subordinated Notes, Net of Discount

     On November 12, 1998, the Company issued $150.0 million in aggregate principal amount of its 9 3/4% Senior Subordinated Notes due May 15, 2007 with interest payable semi-annually. The senior subordinated notes are general unsecured obligations and are subordinated in right of payment to all senior indebtedness and senior in right of payment to any current or future indebtedness of the Company that, by its terms, is subordinated to the senior subordinated notes. The payment of obligations of each subsidiary guarantor are subordinated to the payment of senior indebtedness of such subsidiary guarantor.

     The Company may redeem the senior subordinated notes at any time on or after May 15, 2002, in whole or in part, at the option of the Company, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to the redemption date:

      YEARS               PERCENTAGE
-------------------       ----------
2002                       104.875%
2003                       103.250%
2004                       101.625%
2005 and thereafter        100.000%

     In addition, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes prior to May 15, 2000 with the proceeds of one or more Equity Offerings (as defined in the Note Indenture), at a redemption price equal to 109.75% of the principal amount thereof, plus accrued and unpaid interest, if any, provided, however, that at least 65% in aggregate principal amount of the senior subordinated notes remain outstanding immediately after each such redemption. At any time prior to May 15, 2002, the senior subordinated notes may also be redeemed in whole, but not in part, at the option of the Company upon the occurrence of a Change in Control (as defined in the Note Indenture) at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Note Indenture) and the unpaid accrued interest, if any, to the date of redemption. Upon a Change in Control, holders of the senior subordinated notes may require the Company to purchase all or a portion of the senior subordinated notes at a purchase price equal to 101% of their principal amount plus accrued interest, if any. The senior subordinated notes have certain covenants that have restrictions on dividends, distributions, indebtedness, affiliate transactions and lines of business.

Industrial Development Revenue Bonds

     On March 12, 1997, the Company issued $6.0 million of 7.25% Ottawa County Finance Authority Industrial Development Revenue Bonds (the "Miami Bonds"). The Miami Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on June 1 of each year from 2007 through 2017. The Miami Bonds are general secured obligations of the Company and rank on a parity in right of payment with all other senior indebtedness of the Company.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

     On July 24, 1998, the Company issued $9.0 million of 6.25% Oklahoma Development Finance Authority Industrial Development Revenue Bonds, Series 1998 (the "Clinton Bonds") through the Oklahoma Development Finance Authority. The Clinton Bonds are subject to mandatory redemption prior to maturity, in part, at a redemption price of 100% of the principal amount thereof, plus accrued interest to the redemption date, in varying principal amounts on July 15 of each year from 2018 through 2023. The Clinton Bonds are general obligations of the Company and rank on a parity in right of payment with all other senior indebtedness of the Company. On July 24, 1998, the Clinton Bonds were purchased by the Company's wholly-owned subsidiary, Doane/Windy Hill Joint Venture Corporation, which sold the bonds on May 6, 1999 at a net price of $8.7 million.

Foreign Subsidiaries Debt

     Debt of foreign subsidiaries consists of peseta denominated borrowings for which the HSBC Branch in Spain is the facility agent. At January 1, 2000, the borrowings are comprised of Tranche A of $13.3 million (2,200,000,000 pesetas) outstanding and amortizing semi-annually until maturity in April 2005 and Tranche B of $4.5 million (742,000,000 pesetas) outstanding and payable in full in April 2006. The interest rates were 5.25% and 6.25% on Tranche A and B, respectively, at January 1, 2000 and will adjust with changes in MIBOR (Madrid Inter-Bank Offer Rate).

     At January 1, 2000, Ipes maintained an interest rate swap agreement with a notional value of $14.2 million to hedge interest rate exposure under the HSBC facility. Ipes pays a fixed rate and receives floating rate MIBOR under the arrangement.

Annual Maturities of Long-Term Debt

     A summary of the aggregate annual maturities of long-term debt at January 1, 2000 follows (in thousands):

  YEARS ENDING         MATURITIES
-------------------    ----------
2000                   $ 17,131
2001                     16,771
2002                     16,639
2003                     16,639
2004                     16,925
2005 and thereafter     343,817

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     A summary of the estimated fair value of financial instruments, other than current assets and liabilities, follows (in thousands):

                                                        DECEMBER 31, 1998            JANUARY 1, 2000
                                                   ---------------------------  -----------------------------
                                                                   ESTIMATED                      ESTIMATED
                                                    BOOK VALUE     FAIR VALUE     BOOK VALUE      FAIR VALUE
                                                   ------------   ------------  -------------   -------------
Debt - liability:
     Revolving credit facility                     $    32,000    $    32,000    $     10,000    $    10,000
     Bank term loan                                    245,000        245,000         233,300        233,300
     Senior subordinated notes                         146,996        152,800         147,354        149,250
     Other                                              37,978         37,978          37,268         37,268
                                                  ------------   ------------   -------------   ------------
                                                   $   461,974    $   467,778    $    427,922    $   429,818
                                                   ============   ============   =============   ============
Derivative instruments and hedges -
  asset (liability):
     Commodities                                   $     6,025    $     3,003    $     (2,702)   $    (2,702)
     Interest rate                                           -            400           1,727          1,727

     The Company considers debt with banks, as recorded in the accompanying consolidated balance sheets, to approximate fair value. The fair value of the senior subordinated notes is based on the traded market price on the date closest to the Company's year end.

(11) SENIOR PREFERRED STOCK (REDEEMABLE)

     The Senior Preferred Stock has an initial liquidation preference of $25 per share (aggregate initial liquidation preference is $30.0 million). The Senior Preferred Stock was recorded at the net proceeds of $17.1 million at October 5, 1995 after deducting $12.9 million paid to the Company for 1,354,478 warrants of Parent which were issued in conjunction with the Senior Preferred Stock. The excess of the liquidation preference over the carrying value is being accreted quarterly over a twelve year period which ends September 30, 2007 by a direct reduction to retained earnings.

     Dividends on the Senior Preferred Stock are payable quarterly at the rate of 14.25% per annum per share. Dividends on the Senior Preferred Stock accrete to the liquidation value of the Senior Preferred Stock and, at the option of the holders of a majority of the shares of Senior Preferred Stock, may be paid through the issuance of additional shares of Senior Preferred Stock on each dividend payment date through September 30, 2000. The Company does not expect to pay dividends in cash on the Senior Preferred Stock for any period prior to September 30, 2000. Cumulative dividends on Senior Preferred Stock that have not been paid at December 31, 1998 and January 1, 2000, are $17.2 million and $24.3 million, respectively, and are included in the carrying amount of the Senior Preferred Stock in the accompanying consolidated balance sheets. As of December 31, 1998 and January 1, 2000, the cumulative accretion to redemption value on the Senior Preferred Stock was $3.5 million and $4.6 million, respectively.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

     Subsequent to September 30, 1998, but prior to September 30, 2000, the Company is not precluded from purchasing, in whole or in part, the Senior Preferred Stock on the open market at prevailing market prices. On and after September 30, 2000, the Company may, at its option, redeem the Senior Preferred Stock, in whole or in part, at redemption prices per share set forth below, together with accrued and unpaid dividends as follows:

YEARS BEGINNING    PERCENTAGE OF
 SEPTEMBER 30,    LIQUIDATION VALUE
---------------   -----------------
      2000             107.125%
      2001             105.700%
      2002             104.275%
      2003             102.850%
      2004             101.425%
      2005             100.000%
      2006             100.000%

     The Company will be required to redeem all outstanding shares of Senior Preferred Stock on September 30, 2007 at 100% of the liquidation value at this date, together with accrued and unpaid dividends.

     In the event of a Change of Control, as defined, the holders of Senior Preferred Stock have the right to require the Company to redeem such Senior Preferred Stock, in whole or in part, at a price equal to 101% of liquidation value at the Change of Control date together with any unpaid dividends.

     The terms of the Senior Preferred Stock prohibit (i) the payment of dividends on securities ranking on a parity with or junior to the Senior Preferred Stock and (ii) redemption, repurchase or acquisition of any Junior Securities with certain exceptions, in each case, unless full cumulative dividends have been paid on the Senior Preferred Stock.

     Holders of the Senior Preferred Stock have limited voting rights customary for preferred stock and the right to elect two additional directors to the Company's board of directors upon certain events such as the Company failing to declare and pay dividends on any six consecutive dividend payment dates.

(12) COMMON STOCK OF PARENT

     The Parent's common stock consists of two classes, Class A Common Stock and Class B Common Stock. The Class A and Class B Common Stock are identical except the Class B Common Stock has no voting rights. The Class B Common Stock is convertible into shares of Class A Common Stock at any time at the option of the holder thereof. Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record on all matters submitted to a vote of stockholders. The holders of Class A Common Stock do not have cumulative voting rights in the election of directors to the Parent's board of directors. The holders of Common Stock have no preemptive, subscription, redemptive or conversion rights, except that holders of Class B Common Stock may at their option, convert their shares into Class A Common Stock.

(13) STOCK OPTION PLAN OF PARENT

     Effective November 1, 1996, Parent adopted its 1996 Stock Option Plan, as amended. Certain employees of the Company are covered under the plan. Each stock option granted under the plan allows for the purchase of one share of Parent's common stock. The options vest based on the attainment of certain performance levels, as defined by the plan.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

     On July 14, 1999, Parent adopted the 1999 Stock Incentive Plan. Under this plan, 4,200,000 shares of Parent's common stock are authorized for issuance. In connection with the adoption of the 1999 Stock Incentive Plan, no new grants may be made under the 1996 Stock Option Plan.

     The Company and its Parent have elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), to account for stock awards granted to employees; however, if the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, ("SFAS 123") to account for stock awards granted to employees, the Company's net income (loss) and basic and diluted earnings (loss) per common share for the years ended December 31, 1997 and 1998 and January 1, 2000 would have been reduced as follows (in thousands, except per share amounts):

                                       DECEMBER 31, 1997        DECEMBER 31, 1998         JANUARY 1, 2000
                                    ----------------------   -----------------------   ----------------------
                                    AS REPORTED  PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED  PRO FORMA
                                    -----------  ---------   -----------   ---------   -----------  ---------
Net (loss) income available
    to common shareholders          $   (151)    $   (481)    $(29,136)    $(29,980)    $ 13,273    $ 12,779
Basic and diluted
    earnings (loss)
    per common share                $   (151)        (481)     (29,136)     (29,980)      13,273      12,779

     Pro forma information regarding net income (loss) and basic and diluted earnings (loss) per common share has been determined as if the Company had accounted for its employee stock options under the minimum value method of SFAS 123 under the assumptions of a risk free rate of return of 5.75% for the years ended December 31, 1997 and 1998 and 5.67% for the year ended January 1, 2000 and an expected life of options ranging from 5 to 10 years. The Company has no present plans to pay dividends on its common stock. The effects of applying SFAS 123, as calculated above, may not be representative of the effect on reported net income for future years.

     For the year ended December 31, 1998, the Company recorded compensation expense of $0.8 million in additional paid-in-capital in the accompanying consolidated balance sheet with 1998 stock option grants under the 1996 Stock Option Plan. No compensation expense was recorded in the year ended January 1, 2000 for grants in that year.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME

     A summary of the components of accumulated other comprehensive income
(loss) follows (in thousands):

                                                               ACCUMULATED
                                  FOREIGN     UNREALIZED         OTHER
                                 CURRENCY    HOLDING GAINS    COMPREHENSIVE
                                TRANSLATION  (LOSSES), NET    INCOME (LOSS)
                                -----------  --------------   -------------
Balances at December 31, 1997     $    --        $    --         $    --
     Year ended 1998 change           489             --             489
                                  -------        -------         -------

Balances at December 31, 1998         489             --             489
     Year ended 1999 change        (1,714)         1,055            (659)
                                  -------        -------         -------

Balances at January 1, 2000       $(1,225)       $ 1,055         $  (170)
                                  =======        =======         =======

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(15) OPERATING LEASES

     The Company leases certain facilities, machinery and equipment under operating lease agreements with varying terms and conditions. A summary of the future annual minimum lease payments under these leases follows (in thousands):

                            MINIMUM
 YEARS ENDING            ANNUAL PAYMENTS
 -------------------     ---------------
 2000                    $    2,654
 2001                         2,655
 2002                         2,720
 2003                         2,752
 2004                         2,780
 2005 and thereafter          8,479

     Rent expense was $0.2 million, $1.3 million and $3.2 million for the years ended December 31, 1997 and 1998 and January 1, 2000, respectively.

(16) NON-RECURRING EXPENSES

     A summary of non-recurring expenses for the years ended December 31, 1998 and January 1, 2000 follows (in thousands):

                                          YEARS ENDED
                                    ------------------------
                                    DECEMBER 31,  JANUARY 1,
                                        1998        2000
                                    ------------  ----------
Transition expenses:
    Relocation expense                $ 2,571     $    --
    Merger and relocation bonuses       2,016         125
    Severance                             943          --
    Professional fees                     819         729
    Travel                                348          88
    Miscellaneous                         346         167
                                      -------     -------
       Total transition expenses        7,043       1,109
                                      -------     -------
Initial public offering expenses           --       1,430
Product recall expenses                 3,000          --
                                      -------     -------
       Total                          $10,043     $ 2,539
                                      =======     =======

     Non-recurring transition expenses were incurred in connection with the acquisition and integration of Windy Hill with the Company. Relocation expense represents liabilities incurred to relocate personnel from the former Doane corporate office to merged corporate headquarters in Brentwood, Tennessee. Merger bonuses were paid to Doane personnel in connection with the acquisition. Professional fees represent costs for consultants in human resources, employment, law, accounting and information systems to assist in the transition. At January 1, 2000, the Company had $0.3 million of relocation expenses accrued which it expects to pay in the next year.

     Non-recurring initial public offering expenses related to the proposed initial public offering of Parent's common stock which was withdrawn in the second quarter of 1999.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

     On October 30, 1998, the Company initiated a voluntary product recall for certain dry dog food manufactured at its Temple, Texas plant. The Company recorded a $3.0 million product recall charge in the fourth quarter of fiscal 1998 of which substantially all was paid in 1999.

(17) INCOME TAXES

     A summary of income tax expense (benefit) follows (in thousands):

                                                                        YEARS ENDED
                                                         ------------------------------------
                                                              DECEMBER 31,
                                                         ----------------------      JANUARY 1,
                                                            1997         1998          2000
Current:
     Federal                                              $     --     $     --      $    409
     Foreign                                                    --          250           948

                                                          --------     --------      --------

                                                                --          250         1,357
Deferred:
     Federal                                                 3,084        2,790        13,150
     State and local                                           305          524         2,476
     Foreign                                                    --           38          (125)
                                                          --------     --------      --------

                                                             3,389        3,352        15,501
                                                          --------     --------      --------

Total before extraordinary loss and cumulative effect
     of a change in accounting principle                     3,389        3,602        16,858
Income tax benefit on extraordinary loss                        --      (16,001)           --
Income tax benefit on cumulative effect of a change
     in accounting principle                                    --           --        (1,440)
                                                          --------     --------      --------

     Total income tax expense (benefit)                   $  3,389     $(12,399)     $ 15,418
                                                          ========     ========      ========

     A summary of income before income taxes, extraordinary loss and cumulative effect of a change in accounting principle by domestic and foreign source follows (in thousands):

                               YEARS ENDED
                ---------------------------------------
                        DECEMBER 31,
                --------------------------    JANUARY 1,
                    1997           1998          2000
               -----------    ------------   -----------
Domestic       $     9,623    $     6,995    $   37,795
Foreign                 --          1,506         2,772
               -----------    -----------    ----------
               $     9,623    $     8,501    $   40,567
               ===========    ===========    ==========

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

     Income tax expense (benefit) differs from the amount computed by applying the federal statutory rate to pretax income as follows (in thousands):

                                                                                     YEARS ENDED
                                                                   -----------------------------------------
                                                                            DECEMBER 31,
                                                                    ---------------------------    JANUARY 1,
                                                                        1997           1998           2000
                                                                    ------------   ------------   -----------
Computed "expected" federal tax expense                             $     3,272    $     2,890    $   14,198
State and local tax expense                                                  --            341         1,610
Non-deductible amortization of goodwill                                      --            661         1,156
Foreign tax expense                                                          --            239          (147)
Meals and entertainment, other                                              117           (529)           41
                                                                    -----------    -----------    ----------
                                                                    $     3,389    $     3,602    $   16,858
                                                                    ===========    ===========    ==========

     A summary of the income tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and January 1, 2000 follows (in thousands):

                                                                                 DECEMBER 31,    JANUARY 1,
                                                                                     1998           2000
                                                                                -------------   -------------
Current deferred tax assets:
     Net operating loss carryforwards                                           $      7,945    $     10,158
     Accounts receivable                                                                 544             156
     Inventory                                                                           618           1,007
     Accruals and provisions                                                           2,587           3,399
                                                                                ------------    -------------
        Net current deferred tax asset                                          $     11,694    $     14,720
                                                                                ============    ============
Noncurrent deferred tax assets (liabilities):
     Net operating loss carryforwards                                           $     19,561    $      8,232
     Depreciation                                                                    (12,364)        (21,565)
     Amortization                                                                    (19,903)        (15,861)
     Other                                                                                --          (1,256)
                                                                                ------------    ------------
        Net noncurrent deferred tax liability                                        (12,706)        (30,450)
                                                                                ------------    ------------
        Total net deferred tax liability                                        $     (1,012)   $    (15,730)
                                                                                ============    ============


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in working this assessment. Based upon the historical taxable income of the Company and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the future benefits of these deductible differences at January 1, 2000.

     At January 1, 2000, the Company had total net operating loss carryforwards of $49.2 million for federal income tax purposes consisting of approximately $9.0 million and $40.2 million which are available to offset future taxable income through 2012 and 2018, respectively.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(18) EMPLOYEE BENEFIT PLANS

Pension Plans

     The Company has two defined benefit, non-contributory pension plans covering hourly and salaried employees of the former Hubbard Milling Company, which were frozen on May 21, 1998. As a result, future benefits no longer accumulate and the Company's service cost ceased. The Company's funding policy for these plans was to make the minimum annual contribution required by applicable regulations. In addition, the Company terminated a defined benefit plan on May 31, 1998 that previously covered all non-bargaining employees. The Company's only active plan covers 66 union employees at one of its facilities.

     A summary of net periodic pension cost (earnings) for the Company's pension plans follows (in thousands):

                                                                                   YEARS ENDED
                                                                     ----------------------------------------
                                                                             DECEMBER 31,
                                                                     --------------------------    JANUARY 1,
                                                                         1997           1998         2000
                                                                     -----------    -----------   -----------
Service cost                                                         $    1,276     $      520    $       15
Interest cost                                                               903            867         1,101
Actual return on plan assets                                             (1,914)        (1,391)       (2,076)
Net amortization and deferral                                               983            204             9
                                                                     ----------     ----------    ----------
     Net periodic pension cost (earnings)                            $    1,248     $      200    $     (951)
                                                                     ==========     ==========    ==========

     A summary of assumptions used by the Company in the determination of pension plan information follows:

                                                                                      YEARS ENDED
                                                                         ------------------------------------
                                                                               DECEMBER 31,
                                                                         ----------------------    JANUARY 1,
                                                                           1997         1998         2000
                                                                         ---------    ---------   -----------
Discount rate                                                               7.00%        6.75%         8.38%
Rate of increase in compensation levels                                     5.50%        5.50%           N/A
Expected long-term rate of return on plan assets                            7.50%        7.50%         8.50%

     A summary of the funded status of the pension plans reconciled with amounts recognized in other assets in the accompanying consolidated balance sheets follows (in thousands):

                                                                    DECEMBER 31,     JANUARY 1,
                                                                        1998            2000
                                                                    ------------    ------------
Actuarial present value of benefit obligations:
   Vested benefits                                                  $    (30,817)   $    (15,959)
                                                                    ============    ============
   Accumulated and projected benefits                               $    (31,270)   $    (14,210)
   Plan assets at fair value                                              36,641          21,169
                                                                    ------------    ------------
      Projected plan assets in excess of benefit obligation                5,371           6,959
Items not yet recognized in earnings:
   Unrecognized net loss                                                     674              37
                                                                    ------------    ------------
      Pension asset                                                 $      6,045    $      6,996
                                                                    ============    ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

     A reconciliation of the beginning and ending balances of the projected benefit obligation follows (in thousands):

                                                                     YEARS ENDED
                                                            ------------------------------
                                                            DECEMBER 31,       JANUARY 1,
                                                                1998              2000
                                                            ------------      ------------
Projected benefit obligation, beginning of year             $     14,818      $     31,270
              Increase due to assumption change                      302                --
              Service cost                                           520                15
              Interest cost                                          866             1,101
              Benefits paid                                         (605)           (1,530)
              Actuarial gain (loss)                                  580              (624)
              Effect of plan terminations                           (741)               --
              Settlements                                             --           (16,022)
              Business combination                                15,530                --
                                                            ------------      ------------
Projected benefit obligation, end of year                   $     31,270      $     14,210
                                                            ============      ============

     A reconciliation of the beginning and ending balances of plan assets at fair value follows (in thousands):

                                                                     YEARS ENDED
                                                            ------------------------------
                                                             DECEMBER 31,      JANUARY 1,
                                                                1998              2000
                                                            ------------      ------------
Plan assets at fair value, beginning of year                $     14,557      $     36,641
              Employer contributions                                  13                32
              Actual return on plan assets                         1,391             2,048
              Benefits paid                                         (605)           (1,530)
              Settlements                                             --           (16,022)
              Business combination                                21,285                --
                                                            ------------      ------------
Plan assets at fair value, end of year                      $     36,641      $     21,169
                                                            ============      ============

Post-Retirement Plans

     The Company maintains two post-retirement healthcare plans that provide medical coverage for eligible retirees and their dependents. The Company pays benefits under these plans when due and does not fund its plan obligations as they accrue.

     A summary of net periodic post-retirement benefit cost follows (in thousands):

                                                                  YEARS ENDED
                                                 ----------------------------------------------
                                                       DECEMBER 31,
                                                 -----------------------------      JANUARY 1,
                                                     1997             1998             2000
                                                 ------------     ------------     ------------
Service cost                                     $         18     $         16     $        209
Interest cost                                             102              157              133
                                                 ------------     ------------     ------------
    Net periodic post-retirement benefit cost    $        120     $        173     $        342
                                                 ============     ============     ============

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

     A summary of the funded status of the post-retirement plans reconciled with amounts recognized in other long-term liabilities in the accompanying consolidated balance sheets follows (in thousands):

                                                            DECEMBER 31,      JANUARY 1,
                                                                1998             2000
                                                            ------------     ------------
Accumulated post-retirement benefit obligation:
Retirees and dependents                                     $      3,166     $      3,666
Fully eligible active plan participants                              274              160
Other active plan participants                                       295              263
Unrecognized net gain (loss)                                          22             (285)
                                                            ------------     ------------
Post-retirement benefit liability                           $      3,757     $      3,804
                                                            ============     ============

     A reconciliation of the beginning and ending balances of the accumulated post-retirement benefit obligation follows (in thousands):

                                                                     YEARS ENDED
                                                            ------------------------------
                                                            DECEMBER 31         JANUARY 1,
                                                                1998              2000
                                                            ------------      ------------
Projected benefit obligation, beginning of year             $      1,569      $      3,757
              Service cost                                            16               209
              Interest cost                                          157               133
              Benefits paid                                         (138)             (295)
              Business combination                                 2,153                --
                                                            ------------      ------------
Projected benefit obligation, end of year                   $      3,757      $      3,804
                                                            ============      ============


     For measurement purposes, per capita claims costs for participants over age 65 were assumed to increase at 6.50%, 6.00% and 6.00% annually for the years ended December 31, 1997 and 1998 and January 1, 2000, respectively. The rate used to calculate the net periodic post-retirement benefit cost was assumed to decrease gradually to 2001 at the annual rate of 4.00%, 3.75% and 3.75% for the years ending December 31, 1997 and 1998 and January 1, 2000, respectively. The rate used to calculate the accumulated post-retirement benefit obligation was assumed to decrease gradually to 2001 at the rates of 4.00%, 3.75% and 3.75% as of December 31, 1997 and 1998 and January 1, 2000, respectively. The medical cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed medical cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1998 and January 1, 2000 by $384,000 and $412,000, respectively, and the aggregate of the service cost and interest cost components of net periodic post-retirement benefit cost for the years ended December 31, 1998 and January 1, 2000 by $36,000 and $32,000, respectively.

     The weighted-average discount rate used in determining the net periodic post-retirement benefit cost was 7.00%, 7.00%, and 6.75% for the years ending December 31, 1997 and 1998 and January 1, 2000, respectively. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.00%, 6.75% and 8.38% as of December 31, 1997 and 1998 and January 1, 2000, respectively.

Defined Contribution Plans

     As of June 1, 1998, the Company adopted the Doane Pet Care Retirement Savings Plan for eligible employees not covered by collective bargaining arrangements and the Doane Pet Care Savings and Investment Plan - Union Plan for eligible union employees at the Joplin, Missouri plant. The plans are intended to be qualified retirement plans under the Internal Revenue Code. Both plans permit employee contributions between 1% and 15% of pretax earnings, subject to

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
annual dollar limits set by the IRS, and provide for a variety of investment options. The Doane Pet Care Retirement Savings Plan also includes an employer matching contribution equal to 50% of participant contribution up to 6% of compensation. Vesting for the employer match is 25% per year for each full year of service. In addition, the plan provides for an annual employer profit sharing contribution of $400 for each eligible participant. For the years ended December 31, 1998 and January 1, 2000, the Company contributed $0.7 million and $0.9 million to the Doane Pet Care Retirement Savings Plan, respectively.

     Windy Hill adopted the Windy Hill Pet Food Company, Inc. Profit Sharing and Savings Plan on March 1, 1995, as amended. The plan is intended to be a qualified plan under the Internal Revenue Code. The plan permits employee contributions from 1% to 15% of pretax earnings, subject to annual dollar limits set by the IRS. The Company matches 50% of the first 6% of the employee contributions. In addition, the plan provides for employer contributions to participant accounts equal to 2 1/2% of the employee's compensation. For the years ended December 31, 1998 and January 1, 2000, the Company contributed $0.5 million and $1.3 million to the Windy Hill Pet Food Company, Inc. Profit Sharing and Savings Plan, respectively.

     As of January 1, 2000, the Windy Hill Pet Food Company, Inc. Profit Sharing and Savings Plan was merged into the Doane Pet Care Retirement Savings Plan, as amended and restated. The merged plan is intended to be a qualified plan under the Internal Revenue Code and it permits employee contributions from 1% to 15% of pretax earnings, subject to annual dollar limits set by the IRS. The Company matches 50% of the first 6% of the employee contribution with a provision for other contributions at the board of directors' discretion. Vesting for the employer contributions is 25% per year for each full year of service. Effective April 1, 2000, the union employees of the Muscatine, Iowa plant will be covered under the Doane Pet Care Savings and Investment Plan - Union Plan under the same terms and conditions.

(19) DEFERRED COMPENSATION AGREEMENTS AND SALARY CONTINUATION PLAN

     The Company has deferred compensation agreements with two individuals which provide for annual payments upon retirement to be paid over 10 consecutive years. The liability is approximately $1.3 million, and $1.1 million at December 31, 1998 and January 1, 2000, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

     The Company also has a salary continuation plan with 29 and 25 participants at December 31, 1998 and January 1, 2000, respectively. Participants in the plan who reach age 55 and have 10 years of service with the Company become vested in their benefits, which are payable in 10 equal annual installments after retirement. The Company has recorded an expected future liability equal to the present value of future payments under this plan. The liability is approximately $1.5 million and $1.4 million at December 31, 1998 and January 1, 2000, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

(20) MAJOR CUSTOMER

     For the years ended December 31, 1997 and 1998 and January 1, 2000, the same customer accounted for approximately 61%, 52% and 48%, respectively, of the Company's net sales. The Company does not have a long-term contract with this customer.

                     DOANE PET CARE COMPANY AND SUBSIDIARIES

(21) ADDITIONAL CASH FLOW INFORMATION

     Additional cash flow information for the years ended December 31, 1997 and 1998 and January 1, 2000 follows (in thousands):

                                                                                      YEARS ENDED
                                                                     -----------------------------------------------
                                                                              DECEMBER 31,
                                                                     -----------------------------        JANUARY 1,
                                                                         1997             1998              2000
                                                                     ------------     ------------      ------------
Supplemental  disclosures of cash flow information:
   Cash paid during the year for:
      Interest paid (net of amounts capitalized)                     $     21,924     $     27,202      $     40,587
      Income taxes paid (refunded)                                             --             (299)            1,270

Schedule of non-cash investing and financing activities:
   Capital contribution                                                        --           75,320               440
   Fair value adjustment for interest rate swap agreements                     --               --             1,727
   Exchange notes                                                              --          137,000                --


(22) RELATED PARTY TRANSACTIONS

     The Company has a management advisory agreement with Summit Capital Inc. ("SCI") and a financial advisory agreement with Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), both stockholders of the Company and each has a member who are directors of the Company. The Company pays SCI and DLJSC an annual fee of $0.2 million and $0.1 million, respectively, for these advisory services provided. Such agreements terminate upon the consummation of an initial public offering by Parent. In addition, the Company paid SCI, DLJSC, Chase Manhattan Investment Holdings Inc. and Chase Securities, Inc. (both affiliates of the Chase Manhattan Bank, collectively "Chase"), Dartford Partnership, L.L.C. and Bruckmann, Rosser, Sherrill & Co., Inc. (stockholders of the Company and each has members who are directors of the Company and Parent) fees of $2.0 million, $1.0 million, $1.5 million, $3.0 million and $1.5 million, respectively, in connection with the Windy Hill acquisition. In addition, DLJSC and Chase received fees of $3.8 million and $3.9 million, respectively, in connection with the Refinancing Transactions (Note 4).

(23) COMMITMENTS AND CONTINGENCIES

     The Company is party, in the ordinary course of business, to claims and litigation. In management's opinion, the resolution of such matters is not expected to have a material impact on the future financial condition, results of operations or cash flows of the Company.

(24) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The Company has restated its financial results for the first three quarters of 1999. The adjustments are the result of a change from the previous methodology for offsetting or reversing contract fair value gains and losses recognized in cost of goods sold in future periods when actual cash settlement occurs or contract dates have passed. This change was implemented based on a year end review of the Company's policies and procedures relating to SFAS 133 (Notes 1 and 2). The restated balances reflect the fair value gains and losses of the Company's commodity derivative instruments in cost of goods sold immediately as required by SFAS 133. The restated quarterly results from operations reflect adjustments to cost of goods sold consisting of a (decrease) increase of ($0.6 million), ($0.7 million), and $4.9 million for the first, second and third quarters of 1999, respectively. In addition, the restated quarterly results from operations reflect adjustments to income tax expense (benefit) of ($0.2 million), ($0.3 million), and $1.9 million for the first, second and third quarters of 1999, respectively. The restated quarterly results from operations also reflect the cumulative loss recognized on the change in accounting for derivative instruments

                     DOANE PET CARE COMPANY AND SUBSIDIARIES
of $2.3 million, net of income tax benefit of $1.4 million, in the first quarter of 1999. A summary of quarterly results follows (in thousands, except per share amounts):

    1998                                            FIRST QUARTER      SECOND QUARTER     THIRD QUARTER       FOURTH QUARTER
-----------------------------------------------     --------------     --------------     --------------      --------------
Net sales                                           $      144,307     $      140,843     $      176,511      $      225,002
Gross profit                                                24,340             24,768             33,970              49,138
Income (loss) before extraordinary loss                      3,279              2,474                222              (1,076)
Net income (loss)                                            3,279              2,474                222             (27,864)

Per common share data:
Income (loss) from continuing operations,
  before extraordinary loss                                  1,548                690             (1,617)             (2,969)
Net income (loss)                                            1,548                690             (1,617)            (29,757)




    1999 AS RESTATED FOR SFAS 133                      FIRST QUARTER      SECOND QUARTER     THIRD QUARTER       FOURTH QUARTER
--------------------------------------------------     --------------     --------------     --------------      --------------
Net sales                                              $      203,673     $      180,412     $      181,436      $      205,070
Gross profit                                                   52,400             46,543             39,971              55,187
Income before cumulative effect of a change
  in accounting principle                                       7,365              5,540              1,312               9,492
Net income                                                      5,102              5,540              1,312               9,492

Per common share data:
Income (loss) from continuing operations,
  before cumulative effect of a change in
  accounting principle                                          5,414              3,529               (762)              7,355
Net income                                                      3,151              3,529               (762)              7,355

                                INDEX TO EXHIBITS


         Exhibit
         Number                          Description
         -------                         -----------
          3.1   --  Certificate of Incorporation of Doane Pet Care Company
                    (incorporated by reference to Exhibit 3.1 to Doane Pet Care
                    Company's Registration Statement on Form S-1, Reg. No.
                    33-98110 (the "Form S-1"))

          3.2 -- Certificate of Amendment to Certificate of Incorporation of Doane Pet Care Company (incorporated by reference to
                    Exhibit 3.2 to Doane Pet Care Company's Annual Report on
                    Form 10-K for the year ended December 31, 1997 (the "1997
                    Form 10-K"))

          3.3 -- Bylaws of Doane Pet Care Company (incorporated by reference to Exhibit 3.2 to the Form S-1)

          4.1   --  Indenture dated November 12, 1998 between Doane Pet Care
                    Company and Wilmington Trust Company (incorporated by reference to Exhibit 10.12 of Doane Pet Car Enterprises,
                    Inc.'s Registration Statement on Form S-1, Reg. No.
                    333-61027 ("Enterprises' Form S-1"))

          4.2   --  Registration Agreement among Doane Pet Care Company,
                    Donaldson, Lufkin & Jenrette Securities Corporation and
                    Chase Securities Inc. dated November 12, 1998 (incorporated by reference to Exhibit 4.2 to Doane Pet Care Company's
                    Registration Statement on Form S-4, Reg. No. 333-70759 (the
                    "Form S-4"))

          9.1   --  Amended and Restated Investors' Agreement dated as of
                    August 3, 1998 among Doane Pet Care Company, Doane Pet Care
                    Enterprises, Inc., Summit Capital Inc., Summit/DPC Inc.,
                    Baseball Partners, DLSJ Merchant Banking Partners, L.P., DLJ
                    International Partners, C.V., DLJ Offshore Partners, C.V.,
                    DLJ Merchant Banking Funding, Inc., DLJ First ESC, L.P.,
                    Dartford Partnership, L.L.C., Bruckmann, Rosser, Sherrill &
                    Co., L.P., PNC Capital Corp, Windy Hill Pet Food Company,
                    L.L.C. and certain other persons name therein (incorporated by reference to Exhibit 9.1 of Enterprises' Form S-1)

          9.2   --  First Amendment to First Amended and Restated Investor's
                    Agreement dated as of October 14, 1998 and among Doane Pet
                    Care Company, Doane Pet Care Enterprises, Inc., Summit
                    Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                    Investment Holdings, Baseball Partners, DLJ Merchant Banking
                    Partners, L.P., DLJ International Partners, C.V., DLJ
                    Offshore Partners, C.V., DLJ Merchant Banking Funding, inc.,
                    DLJ First ESC, L.P., Dartford Partnership, L.L.C.,
                    Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital Corp,
                    Windy Hill Pet Food Company, L.L.C. and certain other persons name therein (incorporated by referenced to Exhibit
                    9.2 of the Form S-4)

          9.3   --  Second Amendment to First Amended and Restated Investor's
                    Agreement dated as of February 4, 1999 among Doane Pet Care
                    Company, Doane Pet Care Enterprises, Inc., Summit Capital
                    Inc., Summit/DPC Partners, L.P., Chase Manhattan Investment
                    Holdings, Inc., Baseball Partners, DLJ Merchant Banking
                    Partners, L.P., DLJ International Partners, C.V., DLJ
                    Offshore Partners, C.V., DLJ Merchant Banking Funding, Inc.,
                    DLJ First ESC, L.P., Dartford Partnership L.L.C., Bruckmann,
                    Rosser, Sherrill & Co., L.P., PNC Capital Corp., Windy Hill
                    Pet Food Company, L.L.C. and certain other persons named therein (incorporated by reference to Exhibit 9.3 to Enterprises' Form S-1)

         Exhibit
         Number                          Description
         -------                         -----------
           9.4  --  Third Amendment to the First Amended and Restated
                    Investors' Agreement dated as of April 8, 1999 among Doane
                    Pet Care Company, Doane Pet Care Enterprises, Inc., Summit
                    Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                    Investment Holdings, Inc., Baseball Partners, DLJ Merchant
                    Banking Partners, L.P., DLJ International Partners, C.V.,
                    DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding,
                    Inc., DLJ First ESC, L.P., Dartford Partnership, L.L.C.,
                    Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital Corp,
                    Windy Hill Pet Food Company, L.L.C. and certain other
                    persons name therein (incorporated by reference to Exhibit
                    9.4 Doane Pet Care Company's Annual Report on Form 10 K/A
                    for the year ended December 31, 1998)

          *9.5  --  Fourth Amendment to the First Amended and Restated
                    Investors' Agreement dated as of May 4, 1999 among Doane Pet
                    Care Company, Doane Pet Care Enterprises, Inc., Summit
                    Capital Inc., Summit/DPC Partners, L.P., Chase Manhattan
                    Investment Holdings, Inc., Baseball Partners, DLJ Merchant
                    Banking Partners, L.P., DLJ International Partners, C.V.,
                    DLJ Offshore Partners, C.V., DLJ Merchant Banking Funding,
                    Inc., DLJ First ESC, L.P., Dartford Partnership, L.L.C.,
                    Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital Corp,
                    Windy Hill Pet Food Company, L.L.C. and certain other persons name therein

          *9.6  --  Fifth Amendment to the First Amended and Restated
                    Investors' Agreement dated as of February 24, 2000 among
                    Doane Pet Care Company, Doane Pet Care Enterprises, Inc.,
                    Summit Capital Inc., Summit/DPC Partners, L.P., Chase
                    Manhattan Investment Holdings, Inc., Baseball Partners, DLJ
                    Merchant Banking Partners, L.P., DLJ International Partners,
                    C.V., DLJ Offshore Partners, C.V., DLJ Merchant Banking
                    Funding, Inc., DLJ First ESC, L.P., Dartford Partnership,
                    L.L.C., Bruckmann, Rosser, Sherrill & Co., L.P., PNC Capital
                    Corp, Windy Hill Pet Food Company, L.L.C. and certain other persons name therein

          10.1  --  Early Retirement Agreement and Release effective as of
                    June 30, 1998 between Doane Pet Care Company and Bob L.
                    Robinson (incorporated by reference to Exhibit 10.1 of Enterprises' Form S-1)

          10.2  --  Employment Agreement dated January 1, 1998, between Doane
                    Pet Care Company and Douglas J. Cahill (incorporated by reference to Exhibit 10.3 to the 1997 Form 10-K)

          10.3  --  Employment Agreement dated January 1, 1998, between Doane
                    Pet Care Company and Thomas R. Heidenthal (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K)

          10.4  --  Employment Agreement dated January 1, 1998, between Doane
                    Pet Care Company and Richard D. Wohlschlaeger (incorporated by reference to Exhibit 10.4 to the Form S-4)

         *10.5  --  Employment Agreement dated August 3, 1998, between Doane
                    Pet Care Company and F. Donald Cowan, Jr.

          10.6  --  Employment Agreement dated January 1, 1998, between Doane
                    Pet Care Company and David L. Horton (incorporated by reference to Exhibit 10.6 to the Form S-4)

         Exhibit
         Number                          Description
         -------                         -----------
         10.7   --  Doane Pet Care Enterprises, Inc.'s 1996 Stock Option Plan
                    (incorporated by reference to Exhibit 10.7 to Doane Pet Care
                    Company's Annual Report on Form 10-K for the year ended
                    December 31, 1996)

         10.8   --  First Amendment to Doane Pet Care Enterprises, Inc.'s
                    1996 Stock Option Plan (incorporated by reference to Exhibit
                    10.8 to the 1997 Form 10-K)

         10.9   --  Second Amendment to Doane Pet Care Enterprises, Inc.'s,
                    1996 Stock Option Plan (incorporated by reference to Exhibit
                    10.9 to the 1997 Form 10-K)

       *10.10   --  Doane Pet Care Enterprises, Inc.'s 1999 Stock Incentive Plan

        10.11   --  Revolving Credit and Term Loan Agreement dated as of
                    November 12, 1998 among Doane Pet Care Company, Doane Pet
                    Care Enterprises, Inc., The Chase Manhattan Bank, as administrative agent, DLJ Capital Funding, Inc., as syndication agent, and Mercantile Bank National Associate, as documentation agent, and the banks named therein
                    (incorporated by reference to Exhibit 10.13 of Enterprises'
                    Form S-1)

        *21.1   --  List of Subsidiaries of Doane Pet Care Company

        *27.1   --  Financial Data Schedule

 *   Filed herewith

     (b) Reports on Form 8-K

         None.